Form 10QSB
period 1999-06-30
UNITED AMERICAS BANKSHARES INC
filed 1999-09-01
CIK 1084915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from to

                        Commission file number 333-77593

                        UNITED AMERICAS BANKSHARES, INC.
             (Exact name of registrant as specified in its charter)

               Georgia                                58-2399917
        -----------------------            ------------------------------------
        (State of Incorporation)           (I.R.S. Employer Identification No.)

        3789 Roswell Road
        Atlanta, Georgia                                         30342
        ----------------------------------------               ----------
        (Address of principal executive offices)               (Zip Code)

                                  404-240-0101
                                -----------------
                               (Telephone Number)


                                 Not Applicable
                           ---------------------------
                          (Former name, former address
                             and former fiscal year,
                          if changed since last report)

Check whether the issurer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES /XX/  NO  / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      Twenty (20) shares of common stock, no par value, issued and outstanding as of August 26, 1999. Registrant is currently offering its stock for sale pursuant to a Registration Statement on Form SB-2, which the SEC declared effective on July 2, 1999

      Transitional Small Business Disclosure Format (check one):
              YES  ____  NO  XX

                        UNITED AMERICAS BANKSHARES, INC.
                        (A DEVELOPMENT STAGE CORPORATION)

                          PART I. FINANCIAL INFORMATION

      ITEM 1.      FINANCIAL STATEMENTS

                   The financial statements of United Americas Bankshares, Inc. (the "Company") are set forth in the following pages.

                                        UNITED AMERICAS BANKSHARES, INC.
                                       (A DEVELOPMENT STAGE CORPORATION)

                                                 BALANCE SHEET

                                                 JUNE 30, 1999

                                                  (Unaudited)

                                                     ASSETS

Cash                                                                                             $       9,266
Premises and equipment, net                                                                          1,039,076
Deferred offering expenses                                                                             430,000
Other assets                                                                                             2,420
                                                                                                     ---------

                                                                                                 $   1,480,762
                                                                                                     =========
                                     LIABILITIES AND STOCKHOLDERS' DEFICIT


Accounts payable and accrued expenses                                                            $     466,826
Note payable - line of credit                                                                        1,461,431
                                                                                                     ---------

                  Total liabilities                                                                  1,928,257
                                                                                                     ---------

Stockholders' deficit:
      Preferred stock, no par value, 1,500,000 shares authorized;
           no shares issued or outstanding                                                               -
      Common stock, no par value, 5,000,000 shares authorized;
           20 shares issued and outstanding                                                              -
      Additional paid-in capital                                                                           200
      Deficit accumulated during the development stage                                                (447,695)
                                                                                                    ----------

                  Total stockholders' deficit                                                         (447,495)
                                                                                                    ----------
                                                                                                 $   1,480,762
                                                                                                    ==========

See accompanying notes to financial statements.
                                                      -3-

                        UNITED AMERICAS BANKSHARES, INC.
                        (A DEVELOPMENT STAGE CORPORATION)

                             STATEMENT OF OPERATIONS

                   FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND
            THE PERIOD FROM MAY 14, 1998 (INCEPTION) TO JUNE 30, 1999

                                   (Unaudited)


                                              Six Months           Cumulative
                                                Ended                Through
                                            JUNE 30, 1999         JUNE 30, 1999
Expenses:
      Compensation                              $138,466              219,790
      Professional fees                           60,171              108,078
      Interest                                    22,167               22,167
      Other operating                             41,375               97,660
                                                --------              -------

           Total expense                         262,179              447,695
                                                                      -------

           Net loss                             $262,179              413,005
                                                ========              =======

Net loss per share                              $    .22                  .37
                                                ========              =======

See accompanying notes to financial statements.

                                      UNITED AMERICAS BANKSHARES, INC.
                                      (A DEVELOPMENT STAGE CORPORATION)

                                           STATEMENT OF CASH FLOWS

                                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND
                          THE PERIOD FROM MAY 14, 1998 (INCEPTION) TO JUNE 30, 1999

                                                 (Unaudited)

                                                                          Six Months            Cumulative
                                                                             Ended                Through
                                                                         JUNE 30, 1999         JUNE 30, 1999
                                                                         -------------         -------------
Cash flows from operating activities:
      Net loss                                                            $  (262,179)            (447,695)
      Adjustments to reconcile net loss to net cash used in
           operating activities:
               Increase in deferred costs                                    (430,000)            (430,000)
               Decrease (increase) in other assets                             57,773               (2,420)
               Increase in accounts payable and accrued expenses              466,826              466,826
                                                                          -----------           ----------

                       Net cash used in operating activities                 (167,580)            (413,289)
                                                                          -----------           ----------

Cash flows from investing activities:
      Purchase of premises and equipment                                   (1,035,995)          (1,039,076)
                                                                          -----------           ----------

                       Net cash used in investing activities               (1,035,995)          (1,039,076)
                                                                          -----------           ----------

Cash flows from financing activities:
      Proceeds from note payable                                            1,206,084            1,461,431
      Proceeds from issuance of common stock                                      200                  200
                                                                          -----------           ----------


                       Net cash provided by financing activities            1,206,284            1,461,631
                                                                          -----------           ----------

Net increase in cash                                                            2,709                9,266

Cash at beginning of period                                                     6,557                 --
                                                                          -----------           ----------

Cash at end of period                                                     $     9,266                9,266
                                                                          ===========           ==========

Supplemental disclosure of cash flow information:
      Interest paid                                                       $    22,167               22,167
                                                                          ===========           ==========

See accompanying notes to financial statements.

                        UNITED AMERICAS BANKSHARES, INC.
                        (A DEVELOPMENT STAGE CORPORATION)

                          NOTES TO FINANCIAL STATEMENTS

(1)   Organization
      ------------

      United Americas Bankshares, Inc. (the "Company"), a proposed holding company for United Americas Bank, N.A. (in organization) (the "Bank"), was established for the purpose of filing a joint application to charter the Bank with the Comptroller of the Currency ("OCC") and the Federal Deposit Insurance Corporation ("FDIC"). On February 22,1999, approval from the OCC to charter the Bank was received. On March 29, 1999, the FDIC granted its preliminary approval. Provided the necessary capital is raised, it is expected that operations will commence in the third quarter of 1999 in the proposed permanent facility.

      Operations through June 30, 1999, relate totally to expenditures on behalf of the organizers for incorporating and organizing the Company and beginning banking operations. These activities have been funded through a line of credit with a bank with a total commitment at June 30, 1999 of $1,950,000. At June 30, 1999, the line of credit bore interest of prime (8%), and the line was collateralized by a first mortgage on the land and buildings acquired by the Company and is personally guaranteed by the organizers. This line of credit matures in February 2000.

      The Company plans to raise $12,000,000 through an offering of 1,200,000 shares of its common stock. The organizers, directors and officers expect to subscribe for a minimum of approximately $1,930,000 (193,000 shares) of the Company's common stock. Additionally, the organizers, directors and officers are expected to receive an aggregate of 225,000 warrants and options to acquire 225,000 shares of the Company's stock at $10 per share. These warrants and options will vest ratably over five years and expire after ten years.

(2)   Significant Accounting Policies
      -------------------------------

      BASIS OF PRESENTATION
      The accompanying financial statements have been presented in conformity with generally accepted accounting principles ("GAAP") for a development stage corporation. Preparing financial statements in conformity with GAAP requires that management make certain estimates that may effect the amounts recorded in the financial statements, and actual results could differ from those estimates.

      PREMISES AND EQUIPMENT
      Premises and equipment are stated at cost less accumulated depreciation. Major additions and improvements are capitalized while maintenance and repairs that do not improve or extend the useful lives of the assets are expensed. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any gain or loss is reflected in earnings for the period.

       PRE-OPENING EXPENSES
       All pre-opening expenses are expensed as incurred.

      DEFERRED OFFERING EXPENSES
      Costs incurred in connection with the stock offering, consisting of direct, incremental costs of the offering, are deferred and will be offset against the proceeds of the stock sale as a charge to additional paid in capital.

      PROFORMA NET LOSS PER COMMON SHARE
      Proforma net loss per common share was calculated by dividing net loss by the number (1,200,000) of common shares outstanding as a result of the offering.

       INCOME TAXES
       The Company accounts for deferred income taxes using the liability approach, and when this approach results in a net deferred tax asset, management evaluates the likelihood of being able to realize that asset. When management determines that some or all of the net deferred tax asset is not realizable, a valuation allowance is recorded for that amount. At June 30, 1999, the Company's only significant deferred tax attribute was its net operating loss since inception, and this deferred tax asset has been fully reserved.

                        UNITED AMERICAS BANKSHARES, INC.
                        (A DEVELOPMENT STAGE CORPORATION)

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

(3)   Liquidity and Going Concern Considerations
      ------------------------------------------

      Management believes the current available borrowing on the Company's line of credit is adequate to fund the anticipated costs to be incurred by the Company during its development stage, but the funding of banking operations is dependent on obtaining final regulatory approval and the successful completion of the stock offering.

      As stated above, to provide permanent funding for its operation, the Company plans to sale 1,200,000 shares of its common stock at $10 per share in an initial public offering. Costs related to the organization and registration of the Company's common stock will be paid from the gross proceeds of the offering. Should sufficient subscriptions for the offering not be obtained, amounts paid by subscribers with their subscriptions will be returned and the offer withdrawn.

(4)   Commitments
      -----------

      The Company has entered into employment arrangements with the individuals who will serve as its President, its Chief Lending Officer and its Chief Financial Officer. The agreements would provide for initial annual salaries for these individuals of $315,000 in the aggregate and entitles them to the receipt of certain options and warrants upon the occurrence of certain future events.

      Additionally, on August 23, 1999, the Company entered into a contract to acquire a modular banking facility for $100,000. A site location has not yet been identified.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company was organized on May 14, 1998 (the "Inception"). Since the Inception, the Company's principal activities have been related to its organization, the conducting of its initial public offering, the pursuit of approvals from the Office of the Comptroller of the Currency (the "OCC") and Federal Deposit Insurance Corporation (the "FDIC") of its application to charter the Bank, and the pursuit of approvals from the Federal Reserve Board for the Company to acquire control of the Bank.

     At June 30, 1999, the Company had total assets of $1,480,762. These assets consisted principally of deferred offering costs of $430,000 and premises and equipment of $1,039,076. Premises and equipment consists primarily of Bank's main office site. Additionally, subsequent to June 30, 1998, the Company entered into a contract to purchase a modular banking facility for $100,000. The building is expected to be utilized as a branch site, however, a site has not yet been identified.

     The Company's liabilities at June 30, 1999 were $1,928,257 and consisted of advances under a line of credit from a bank of $1,461,431 and accounts payable and accrued expenses of $466,826. The Company's line of credit with The Bankers Bank is in the amount of $1,950,000, and the balance of $488,569 is available to fund future operational expenses and improvements to be made to the building. The Company had a stockholder's deficit of $412,805 at June 30, 1999.

     The Company had a net loss of $262,179 for the six months ended June 30, 1999, and $447,695 cumulatively from Inception through June 30, 1999, or a pro forma net loss of $.22 per share for the six months ended June 30, 1999 and $.37 per share cumulatively since Inception (assuming the sale of the minimum number of shares in the offering were outstanding during the entire period). This loss resulted from expenses incurred in connection with activities related to the organization of the Company and the Bank. These activities included (without limitation) the preparation and filing of an application with the OCC and the FDIC to charter the Bank, the preparation of an application with the Federal Reserve Board for approval of the Company to acquire the Bank, responding to questions and providing additional information to the OCC, the FDIC and the Federal Reserve Board in connection with the application process, preparation of a Prospectus and filing a Registration Statement with the Securities and Exchange Commission (the "SEC"), the selling of the Company's common stock, meetings and discussions among various organizers regarding application and SEC filing information, target markets and capitalization issues, hiring qualified personnel to work for the Bank, conducting public relation activities on behalf of the Bank, developing prospective business contacts for the Bank and the Company, and taking other actions necessary for a successful bank opening. Because the Company was in the organization stage, it had no operations from which to generate revenues.

     A minimum of $11,000,000 of the proceeds of the Offering will be used to capitalize the Bank and the remainder will be used to pay organization expenses of the Company and provide working capital, including additional capital for investment in the Bank, if needed. The Company believes this amount will be sufficient to fund the activities of the Bank in its initial stages of operations, and that the Bank will generate sufficient income from operations to fund its activities on an ongoing basis. For purposes of its charter application with the DBF, the organizers estimated the Company's deficit when the Bank opens to be approximately $560,000, although the actual deficit may be significantly higher or lower. The Company believes that income from the operations of the Bank will be sufficient to fund the activities of the Company on an ongoing basis; however, there can be no assurance that either the Bank or the Company will achieve any particular level of profitability. In the event the proceeds of the Offering are insufficient to provide the minimum initial funding needed for regulatory approval, the proceeds from the Offering will be returned to the investors, the Offering withdrawn, and the organizers will assume the obligations of the Company.

Capability of Data Processing Software to Accommodate the Year 2000
-------------------------------------------------------------------

     Like many financial institutions, we rely upon computers for the daily conduct of our business and for information systems processing. There is concern among industry experts that on January 1, 2000, computers will be unable to "read" the new year and there may be widespread computer malfunctions. In June 1996, the Federal Financial Institutions Examination Council alerted the banking industry that serious challenges could be encountered with Year 2000 issues. In addition, the OCC and the FDIC have issued guidelines to require compliance with Year 2000 issues. In accordance with these guidelines, we have developed and are executing a plan to ensure that our computer and telecommunication systems do not have these Year 2000 problems. We generally rely on software and hardware developed by independent third parties for our information systems. We are a new company and therefore, despite our reliance upon third parties for many of our information systems, we believe that by following the procedures that are outlined below, we have the ability to minimize our Year 2000 risk.

------------------------------------------------------------------------------

     We have entered into an agreement with Fiserv to provide our mission critical hardware and software and to perform all overnight processing and reconciliation of our daily transaction data. Fiserv is a well-established company which provides similar systems and services to thousands of financial institutions in the United States. Fiserv has completed testing the system we will be using with generic data which has been artificially "aged" to simulate all critical Year 2000 related dates. Banking regulators have approved this type of testing as a valid means of testing. We have reviewed these tests and are satisfied that the system tested is similar to ours and that the Fiserv system did not encounter any Year 2000 problems. We therefore do not expect to encounter any Year 2000 issues in the Fiserv system. Our agreements with Fiserv include warranties that their system is Year 2000 compliant in all respects, although the remedies available under such agreements are limited and specifically exclude special, incidental, indirect, and consequential damages.

     We will require all other significant vendors to provide similar test results and warranties regarding Year 2000 compliance. Because we have chosen our information systems and software with the Year 2000 in mind, we do not believe we will have any significant expenses associated with Year 2000 issues.

     CONTINGENCY PLANS. We have developed contingency plans to be implemented as part of our efforts to identify and correct any Year 2000 problems affecting our internal systems. Depending on the systems affected, these plans include (a) accelerated replacement of affected equipment or software; (b) short term use of backup equipment and software; (c) increased work hours for our personnel or use of contract personnel to correct, on an accelerated schedule, any Year 2000 problems which arise; and (d) other similar approaches. If we are required to implement any of these contingency plans, these plans could have a material adverse effect on our business.

                           PART II. OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

           There are no material pending legal proceedings to which the Company is a party or of which any of their property is the subject.

ITEM 2.    CHANGES IN SECURITIES

           On July 2, 1999 the Company's Registration Statement, File No. 333-77593, on Form SB-2 registering 1,200,000 shares of the Company's common stock, no par value, was declared effective by the Securities and Exchange Commission. The offering commenced on July 6, 1999 and will continue until the earlier of September 3, 1999 (unless extended until May 29, 2000), or the date that the Company sells 1,200,000 shares at $10.00 per share. GMA Partners, Inc. is acting as sales agent in the offering. The aggregate offering price is $12,000,000. The estimated expenses to be incurred in the offering are $464,690, $359,000 of which constitutes a sales fee payable to GMA Partners, Inc. The net estimated offering proceeds are $11,535,310, of which $11,000,000 will be used to capitalize United Americas Bank, N.A. and $535,310 will be used for working capital.

           Reinaldo Pascual, an organizer and director of the Company, is an attorney with Kilpatrick Stockton, LLP, counsel to the Company in the offering. Legal fees and expenses payable to Kilpatrick Stockton, LLP in connection with the offering are estimated to equal $75,000.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           Not applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           There were no matters submitted to security holders for a vote during the six months ended June 30, 1999.

ITEM 5.    OTHER INFORMATION

            None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
                 Financial Data Schedule (for SEC use only)

(b)      Reports on Form 8-K
                 None

                                   SIGNATURES


      Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                              UNITED AMERICAS BANKSHARES, INC.



                                               /s/ Jorge L. Forment
                                              Jorge L. Forment
                                              Chief Financial Officer