Form 10QSB
period 1999-09-30
UNITED AMERICAS BANKSHARES INC
filed 1999-11-12
CIK 1084915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period from _____ to _____

                        Commission file number 333-77593

                        UNITED AMERICAS BANKSHARES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Georgia                                 58-2399917
        -----------------------          ------------------------------------
        (State of Incorporation)         (I.R.S. Employer Identification No.)

      3789 Roswell Road
      Atlanta, Georgia                                     30342
      ---------------------------------------            ----------
      (Address of principal executive offices)           (Zip Code)

                                  404-240-0101
                               ------------------
                               (Telephone Number)


                                 Not Applicable
                          ----------------------------
                          (Former name, former address
                             and former fiscal year,
                          if changed since last report)

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

      1,200,000 shares of common stock, no par value, issued and outstanding as of November 1, 1999.

      Transitional Small Business Disclosure Format (check one): YES / / NO /XX/

                        UNITED AMERICAS BANKSHARES, INC.
                        (A DEVELOPMENT STAGE CORPORATION)

                          PART I. FINANCIAL INFORMATION

      ITEM 1.      FINANCIAL STATEMENTS

                   The financial statements of United Americas Bankshares, Inc. (the "Company") are set forth in the following pages.

                        UNITED AMERICAS BANKSHARES, INC.

                                  BALANCE SHEET

                               SEPTEMBER 30, 1999

                                   (Unaudited)

                                     ASSETS

                                                                  September 30,
                                                                      1999
                                                                  -------------

Cash                                                              $    724,487
Federal funds sold                                                   5,380,000
                                                                  ------------

                  Total cash and cash equivalents                    6,104,487

Investments available for sale                                       3,887,140
Other investments                                                      330,555
Premises and equipment, net                                          1,313,105
Other assets                                                            79,082
                                                                  ------------

                                                                  $ 11,714,369
                                                                  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
      Noninterest bearing                                         $     76,645
      Interest bearing                                                 714,267
                                                                  ------------

                  Total deposits                                       790,912

Other liabilities                                                       30,043
                                                                  ------------

                  Total liabilities                                    820,955
                                                                  ------------

Stockholders' equity:
      Preferred stock, par value 1,500,000 shares authorized;
           no shares issued or outstanding                                --
      Common stock, no par value 5,000,000 shares authorized;
           1,200,000 issued and outstanding                               --
      Additional paid-in capital                                    11,535,961
      Accumulated deficit                                             (634,486)
      Other comprehensive loss                                          (8,061)
                                                                  ------------

                  Total stockholders' equity                        10,893,414
                                                                  ------------

                                                                  $ 11,714,369
                                                                  ============

See accompanying notes to financial statements.

                        UNITED AMERICAS BANKSHARES, INC.

                 STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

           FOR THE THREE AND THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                   (Unaudited)

                                                                     Three Months    Nine Months
                                                                        Ended           Ended
                                                                    September 30,   September 30,
                                                                         1999           1999
                                                                    -------------   -------------
Interest income:
    Interest income on federal funds sold
        and interest bearing deposits                                 $  79,858        79,858
    Interest income on investment securities                              1,479         1,479
                                                                      ---------      --------

           Total interest income                                         81,337        81,337
                                                                      ---------      --------

Interest expense:
    Interest bearing deposits                                               591           591
    Other                                                                 6,238        28,405
                                                                      ---------      --------

           Total interest expense                                         6,829        28,996
                                                                      ---------      --------

           Net interest income                                           74,508        52,341

Noninterest expenses:
    Salaries and employee benefits                                      136,247       274,713
    Occupancy                                                            68,211        77,278
    Other                                                                56,842       149,321
                                                                      ---------      --------

           Total noninterest expenses                                   261,300       501,312
                                                                      ---------      --------

           Net loss                                                   $(186,792)     (448,971)
                                                                      =========      ========

Other comprehensive loss:
    Unrealized gains on investment securities available for sale:
       Holding losses arising during the period, net of taxes
       of $0 and $0                                                      (8,061)       (8,061)
                                                                      ---------      --------

    Comprehensive loss                                                $(194,853)     (457,032)
                                                                      =========      ========


           Net loss per share                                         $   (0.16)        (0.37)
                                                                      =========         =====


See accompanying notes to financial statements.

                        UNITED AMERICAS BANKSHARES, INC.

                             STATEMENT OF CASH FLOWS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                   (Unaudited)



                                                                  September 30,
                                                                      1999
                                                                ---------------
Cash flows from operating activities:
     Net loss                                                   $   (448,971)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
             Increase in other assets                                (18,889)
             Increase in other liabilities                            30,044
                                                                ------------

                  Net cash used in operating activities             (437,816)

Cash flows from investing activities:
     Purchase of premises and equipment                           (1,310,024)
     Purchase of investment securities                            (4,225,756)
     Payment of organizational expenses                             (464,039)
                                                                ------------

                  Net cash used in investing activities           (5,999,819)

Cash flows from financing activities:
     Proceeds from the sale of common stock                       12,000,000
     Increase in deposits                                            790,912
     Repayment of line of credit                                    (255,347)
                                                                ------------

                  Net cash provided by financing activities       12,535,565

Net increase in cash                                               6,097,930

Cash and cash equivalents at the beginning of the year                 6,557
                                                                ------------

Cash and cash equivalents at the end of the year                $  6,104,487
                                                                ============

Supplemental cash flow information:
     Interest paid                                              $     28,406
                                                                ============


See accompanying notes to financial statements.

                        UNITED AMERICAS BANKSHARES, INC.

                          NOTES TO FINANCIAL STATEMENTS

(1)   Organization
      ------------

      United Americas Bankshares, Inc. (the "Company") was incorporated for the purpose of becoming a bank holding company. On September 20, 1999, the Company acquired 100% of the outstanding common stock of United Americas Bank, N.A. (the "Bank"), which operates in the Buckhead area of Atlanta, Georgia. The Bank is chartered and regulated by the Office of the Comptroller of Currency and the Federal Deposit Insurance Corporation. The Bank commenced operations on September 20, 1999.

      The Company raised $12,000,000 through an offering of its common stock at $10 per share of which $11,000,000 was used to capitalize the Bank.

      The interim financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter ended September 30, 1999 are not necessarily indicative of the results of a full year's operations.

(2)   Basis of Presentation
      ---------------------

      The consolidated financial statements include the accounts of the Company and the Bank. All intercompany accounts and transactions have been eliminated in consolidated. The financial statements of the Company through June 30, 1999 were presented as a Development Stage Corporation.

      The accounting principles followed by the Company and its subsidiary, and the method of applying these principles, conform with generally accepted accounting principles (GAAP) and with general practices within the banking industry. In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ significantly from those estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, and valuation allowances associated with the realization of deferred tax assets which are based on future taxable income.

(3)   Significant Accounting Policies
      -------------------------------

      INVESTMENT SECURITIES
      The Company classifies its securities in one of three categories: trading, available for sale, or held to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held to maturity securities are those securities for which the Company has the ability and intent to hold until maturity. All securities not included in trading or held to maturity are classified as available for sale.

      Available for sale securities are recorded at fair value. Held to maturity securities are recorded at cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses, net of the related tax effect, on securities available for sale are excluded from earnings and are reported as a separate component of shareholders' equity until realized. Transfers of securities between categories are recorded at fair value at the date of transfer.

      A decline in the market value of any available for sale or held to maturity security below cost that is deemed other than temporary is charged to earnings and establishes a new cost basis for the security.

      Premiums and discounts are amortized or accreted over the life of the related securities as adjustments to the yield. Realized gains and losses for securities classified as available for sale and held to maturity are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

                        UNITED AMERICAS BANKSHARES, INC.

(3)    Significant Accounting Policies, Continued
       ------------------------------------------

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

      PREMISES AND EQUIPMENT
      Premises and equipment are stated at cost less accumulated depreciation. Major additions and improvements are capitalized while maintenance and repairs that do not improve or extend the useful lives of the assets are expensed. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any gain or loss is reflected in earnings for the period. Depreciation is completed on a straight-line method over 3 to 30 year lives.

      PRE-OPENING EXPENSES
      All pre-opening expenses were expensed as incurred.

      DEFERRED OFFERING EXPENSES
      Costs incurred in connection with the stock offering, consisting of direct, incremental costs of the offering, were deferred and were offset against the proceeds of the stock sale as a charge to additional paid in capital.

      PROFORMA NET LOSS PER COMMON SHARE
      Proforma net loss per common share is calculated by dividing net loss by the number of common shares which were sold in the initial public offering, and would be considered outstanding for all periods presented, as prescribed in Staff Accounting Bulletin Topic 1:B.

      INCOME TAXES
      The Company accounts for deferred income taxes using the liability approach, and when this approach results in a net deferred tax asset, management evaluates the likelihood of being able to realize that asset. When management determines that some or all of the net deferred tax asset is not realizable, a valuation allowance is recorded for that amount. At September 30, 1999, the Company's only significant deferred tax attribute was its net operating loss since inception, and this deferred tax asset has been fully reserved.

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

      Additionally,  the  Company  entered  into a contract to acquire a modular
      banking  facility  for  $100,000.   A  site  location  has  not  yet  been
      identified.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Forward-looking Statements
     --------------------------

     The following is a discussion of the Company's financial condition as of and for the period ended September 30, 1999. These comments should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnotes appearing in this report.

     This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. The words "expect," "anticipate," and "believe," as well as similar expressions, are intended to identify forward-looking statements. The Company's actual results may differ materially from the results discussed in the forward-looking statements, and the Company's operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company's filings with the Securities and Exchange Commission, including the "Risk Factors" section in the Company's Registration Statement (Registration Number 333-69973) as filed with and declared effective by the Securities and Exchange Commission.

     The Company was organized on May 14, 1998. The Company's initial principal activities have been related to its organization, the conducting of its initial public offering, the pursuit of approvals from the Office of the Comptroller of the Currency (the "OCC") and Federal Deposit Insurance Corporation (the "FDIC") of its application to charter the Bank and to obtain deposit insurance, and the pursuit of approvals from the Federal Reserve Board for the Company to acquire control of the Bank. By September 20, 1999, the Company received all required approvals and on that day the Bank commenced operations.

     Financial Condition
     -------------------

     A total of $11,535,961 net of offering costs of $464,039, was used to capitalize the Company. Of this amount, $11,000,000 was used to capitalize the Bank and the remainder will be used to pay organization expenses of the Company and provide working capital, including additional future capital for investment in the Bank, if needed. The Company believes this amount will be sufficient to fund the activities of the Bank in its initial stages of operations, and that the Bank will generate sufficient income from operations to fund its activities on an ongoing basis.

     As of September 30, 1999, the Bank had concluded 10 days of operations, and the Company has total assets of $11,714,369. During this period, total deposits had grown to $790,912. The Bank has $4,217,695 in its investment portfolio, with an additional $5,380,000 in overnight investments at September 30, 1999.

     While the Bank builds its loan portfolio, excess funds are invested in short to intermediate term government and mortgage-backed securities. At September 30, 1999, $3,887,140 and $330,555 were classified available for sale and other investments, respectively. Other investments include Federal Reserve Bank stock. Overnight interest bearing deposits (federal funds sold) were $5,380,000. The current investment portfolio strategy is primarily to provide liquidity for funding loans and initial operating expenditures and secondarily for earnings enhancement. Accordingly, no investment securities have final maturities greater than five years and all are pledgeable to raise funding through secured borrowing or repurchase agreements.

     Management's long term target for the loan to deposit ratio is 80%. The interest rates being paid on interest bearing deposits and the service charge rates for deposit services are comparable to local market rates. Management is making a concerted effort to develop quality loan business in the local market and to manage the deposit growth consistent with expected loan demand.

     The deposit mix at September 30, 1999 was as follows: $76,645 (10% of total deposits) in noninterest bearing demand deposits: $38,822 (5% of total deposits) in interest checking accounts; $217,172 (27% of total deposits) in savings and money market accounts; and $458,273 (58% of total deposits) in time deposits. As the Bank continues to grow, management expects the deposit mix to become more heavily weighted towards the higher cost time deposits, thus increasing the average cost of funds.

     Premises and equipment (net of depreciation) were $1,313,105 and consisted primarily of main office location as well as furniture and fixtures acquired.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Financial Condition, continued
-------------------

     The Company had an accumulated deficit of $634,486 as of September 30, 1999. During the first nine months of 1999, the Company incurred a net loss of $448,971 of which $186,792 related to the third quarter. The first three quarters of 1999 reflected 10 days of banking operations with 13 full-time employees. Prior to commencing operations, the losses were a result of expenses incurred in connection with activities related to the organization of the Company and the Bank.

      Net interest income for the nine months ended September 30, 1999 was $52,341 of which $74,508 related to the third quarter. The Company had interest expense on interest bearing deposits of $591 and the lines of credit of $28,405 for the first nine months of 1999. Total interest income in the first three quarters and the third quarter of 1999 was $81,337. Interest expense was $6,829 for the quarter. Interest expense related to deposit activities was not incurred until the Bank opened on September 20, 1999.

     Noninterest expense for the first three quarters of 1999 was $501,312 of which $261,300 related to the third quarter. Salaries and benefits for the nine and three months ended September 30, 1999 totaled $274,713 and $136,247, respectively. At September 30, 1999 the Company had 13 employees. Increase in noninterest related expenses is reflective of the Company preparing for and commencing operations.

     Management does not expect the Company to make a quarterly profit until the second half of 2000, while it establishes its position in the local market and builds its banking services infrastructure. Management continues to believe that the local market presents good opportunities for business development to support a growing and profitable community bank. Despite the anticipated initial losses, the Company expects earnings from loans and investments and other banking services as well as steady deposit growth to provide sufficient liquidity for both the short and long term. The Bank intends to manage its loan growth such that deposit flows will provide funding for all loans as well as cash reserves for working capital and short to intermediate term, liquid investments.

     The Bank has established short-term Federal Funds Purchase lines of credit with its correspondent banks which total $6,000,000. These lines are unsecured and designed to provide the Bank with short-term liquidity. These lines may be revoked at any time by the correspondent bank and is available to the Bank simply as an accommodation for short-term (two weeks or less) liquidity needs.

     In the early years, the investment policies of the Company will limit investments to highly liquid overnight investments in correspondent banks and short to intermediate term U.S. Treasury and government agency securities. For the foreseeable future, the Bank will consider its investment portfolio primarily as a source for liquidity and secondarily as a source for earnings.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Capability of Data Processing Software to Accommodate the Year 2000, Continued
-------------------------------------------------------------------

     We have entered into an agreement with Fiserv to provide our mission critical hardware and software and to perform all overnight processing and reconciliation of our daily transaction data. Fiserv is a well-established company which provides similar systems and services to hundreds of financial institutions in the United States. Fiserv has completed testing the system we will be using with generic data which has been artificially "aged" to simulate all critical Year 2000 related dates. Banking regulators have approved this type of testing as a valid means of testing. We have reviewed these tests and are satisfied that the system tested is similar to ours and that the Fiserv system did not encounter any Year 2000 problems. We therefore do not expect to encounter any Year 2000 issues in the Fiserv system. Our agreements with Fiserv include warranties that their system is Year 2000 compliant in all respects, although the remedies available under such agreements are limited and specifically exclude special, incidental, indirect, and consequential damages.

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

           (a)   Not applicable
           (b)   Not applicable

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           Not applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           There were no matters submitted to security holders for a vote during the nine months ended September 30, 1999.

ITEM 5.    OTHER INFORMATION

            None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

          (a)      Exhibits
                   Exhibit 27 - Financial Data Schedule (for SEC use only)

          (b)      Reports on Form 8-K
                   None

                                   SIGNATURES


      Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                     UNITED  AMERICAS BANKSHARES, INC.


                                     /s/ Jorge L. Forment
                                     ___________________________________
                                     Jorge L. Forment
                                     Chief Financial Officer