Form 10KSB40
period 1999-12-31
UNITED AMERICAS BANKSHARES INC
filed 2000-03-30
CIK 1084915

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------

                                   FORM 10-KSB
                                   -----------


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1999

                        Commission File Number 333-77593

                        UNITED AMERICAS BANKSHARES, INC.
         ----------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)

                      Georgia                        58-2399917
          --------------------------------      ---------------------
            (State or other jurisdiction          (I.R.S. Employer
          of incorporation or organization)     Identification Number)

             3789 Roswell Road, Atlanta, Georgia                  30342
            ---------------------------------------             ----------
            (Address of principal executive offices)            (Zip Code)

                    Issuer's telephone number: (404) 240-0101

         Securities registered pursuant to Section 12(b) of the Act:     NONE.

         Securities registered pursuant to Section 12(g) of the Act: 1,200,000 SHARES OF COMMON STOCK, NO PAR VALUE PER SHARE.

         Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
             Yes /X/ No / /

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

         State the Issuer's revenue for its most recent fiscal year:  $243,474.

         State the aggregate market value of the voting stock held by non-affiliates: AS OF MARCH 22, 2000, 847,500 SHARES OF COMMON STOCK, NO PAR VALUE PER SHARE (THE "COMMON STOCK"), WITH AN AGGREGATE VALUE OF $8,475,000 (BASED UPON APPROXIMATE MARKET VALUE OF $10.00/SHARE) (THE LAST SALE PRICE KNOWN TO THE REGISTRANT FOR THE COMMON STOCK, FOR WHICH THERE IS NO ESTABLISHED TRADING MARKET).

         State the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date: AS OF MARCH 22, 2000, THERE WERE 1,200,000 SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK.

                                      INDEX

                                                                           PAGE

     PART I ................................................................1

     Item 1.   Description of Business......................................1
     Item 2.   Description of Property......................................9
     Item 3.   Legal Proceedings ...........................................9
     Item 4.   Submission of Matters To a Vote of
                    Security Holders........................................9

     PART II ...............................................................9

     Item 5.   Market for Common Equity and Related
                    Stockholder Matters.....................................9
     Item 6.   Management's Discussion and Analysis or
                   Plan of Operation.......................................10
     Item 7.   Financial Statements........................................11
     Item 8.   Changes In and Disagreements With
                    Accountants on Accounting and Financial
                    Disclosure.............................................12

     PART III..............................................................13

     Item 9.   Directors, Executive Officers, Promoters,
                    and Control Persons; Compliance With
                    Section 16(a) of The Exchange Act......................13
     Item 10.  Executive Compensation......................................13
     Item 11.  Security Ownership of Certain Beneficial
                     Owners and Management ................................16
     Item 12.  Certain Relationships and Related
                    Transactions...........................................17
     Item 13.  Exhibits and Reports on Form 8-K............................17


                                      (i)

                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS

         This Form 10-KSB, both in the Management's Discussion and Analysis section and elsewhere, contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Although we believe the assumptions underlying the forward-looking statements contained in the discussions are reasonable, any of the assumptions could be inaccurate; therefore, no assurance can be made that any of the forward-looking statements included in this discussion will be accurate. Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: economic conditions (both generally and in the markets where we operate); competition from other providers of financial services; government regulation and legislation; changes in interest rates; material unforeseen changes in the financial stability and liquidity of our credit customers; material unforeseen complications related to the Year 2000 issues for us, our suppliers, customers, and governmental agencies; and other risks detailed in our filings with the Securities and Exchange Commission, all of which are difficult to predict and which may be beyond our control. We undertake no obligation to revise forward-looking statements to reflect events or changes after the date of this discussion or to reflect the occurrence of unanticipated events.

THE REGISTRANT

         United Americas Bankshares, Inc., a Georgia corporation, was organized on May 14, 1998, to serve as a bank holding company. On September 20, 1999, we acquired all of the outstanding common stock of United Americas Bank, N.A. ("United Americas Bank" or the "Bank"), which operates in the Buckhead area of Atlanta. The Bank is chartered and regulated by the Office of the Comptroller of the Currency (the "OCC"), and it commenced operations on September 20, 1999.

         We operate a full-service commercial banking business through United Americas Bank, the only bank in Georgia organized specifically to provide specialized customer service to Hispanics.

SERVICES

         United Americas Bank is a community-oriented bank with an emphasis on Hispanic, commercial, and retail banking. The Bank offers such traditional banking services as consumer and commercial checking accounts, NOW accounts, savings accounts, certificates of deposit, daily money market accounts, lines of credit, and money transfers. The Bank finances commercial and consumer transactions, makes secured and unsecured loans, and provides a variety of other banking services.

         In addition to deposit and loan services, United Americas Bank offers banking, cash management services, safe deposit boxes, travelers' checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts.

         Additionally, United Americas Bank offers specialized services to targeted commercial customers, including a courier service, inbound and outbound international funds transfers, foreign exchange, foreign collections, and import and export letters of credit.

         United Americas Bank offers private banking services to both domestic and non-domestic individuals and corporations establishing business operations in Atlanta, including currency exchange, international funds transfers, and arranging personal lines of credit. The Bank also provides international banking services to foreign businesses operating in Atlanta and to their executives and employees. United Americas Bank employs personnel with the requisite language and cultural skills suited to serve foreign nationals who are often unfamiliar with banking practices in the United States. The Bank also maintains contacts with correspondent financial services and general businesses in international trade markets for introduction to qualified foreign nationals conducting business in the United States.

DEPOSITS

         United Americas Bank offers a full range of deposit services to both consumers and small- to medium-sized businesses. At December 31, 1999, the
Bank's deposit base, totaling approximately $2,713,000, consisted of approximately $523,000 in non-interest bearing demand deposits (19% of total deposits), approximately $117,000 in interest bearing demand deposits (4% of total deposits), approximately $706,000 in savings deposits (26% of total deposits), approximately $415,000 in time deposits in amounts less than $100,000 (15% of total deposits), and approximately $952,000 in time deposits of $100,000 or more (36% of total deposits). Management believes the Bank's time deposits of $100,000 or more are customer relationship-oriented and represent a reasonably stable source of funds.

LOANS

         United Americas Bank offers a full range of short- to medium-term commercial and consumer loans, including both secured and unsecured loans, to individuals and small- to medium-sized businesses for working capital, business expansion, and purchase of equipment and machinery. Secured loans include first and second real estate mortgage loans. United Americas Bank offers government guaranteed loans under the Small Business Administration loan program. The Bank also makes direct installment loans to consumers on both a secured and unsecured basis. At December 31, 1999, loans totaled $147,846.

LENDING POLICY

         Our current lending strategy is to make loans to persons who reside, work, or own property in the metropolitan Atlanta area. Unsecured loans normally are made only to persons who maintain depository relationships with United Americas Bank. Secured loans are made to persons who are well established and have net worth, collateral, and cash flow to support the loan. Real estate loans are normally made when such loans are secured by real property located in the metropolitan Atlanta area.

         United Americas Bank provides each lending officer with written guidelines for lending activities. Lending authority is delegated by the Board of Directors of the Bank to loan officers, each of whom is limited in the amount of secured and unsecured loans that they can make to a single borrower or related group of borrowers. All unsecured loans in excess of $400,000 and all secured loans in excess of $750,000 must have the approval of the loan committee.

         Making loans to businesses to fund working capital is a traditional function of commercial banks. Such loans are expected to be repaid out of the cash flow of the commercial entity, and the ability of the borrower to service its debt is dependent upon the success of the commercial enterprise. It is our policy to secure these loans with collateral. Many of United Americas Bank's commercial loans are secured by real estate collateral because such collateral is superior to other types of collateral available to small businesses. Loans secured by commercial real estate, however, particularly if collateral dependent, are subject to certain inherent risks. Commercial real estate may be substantially illiquid, and commercial real estate values are difficult to ascertain and subject to wide fluctuation depending upon economic conditions.

         The inter-agency guidelines adopted by federal bank regulators, including the OCC, mandate that financial institutions establish real estate lending policies and establish certain minimum real estate loan-to-value standards. United Americas Bank has adopted these federal standards as its minimum standards. These standards require maximum loan-to-value ratios for various types of real estate loans as set forth below. The Bank may make exceptions to the minimum standards, which exceptions must be accounted for and tracked.

                                                                 Loan-to-
         LOAN CATEGORY                                        VALUE LIMIT

         Raw land                                                   65%
         Land development                                            5%
         Construction:
         Commercial, multifamily <F1> and
            other nonresidential                                    80%
         1- to 4-family residential                                 85%
         Improved Property                                          85%
         Owner-occupied 1- to 4-family and
            home equity                                            <F2>%

-----------------------
[FN]

<F1>     Multifamily construction includes condominiums and cooperatives.

<F2>     A loan-to-value  limit has not been established for permanent  mortgage or home equity loans on owner-occupied, 1-to 4-family residential property. For any such loan with a loan-to-value ratio that equals or exceeds 90 percent at origination, however, appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral is required.

LOAN REVIEW AND NON-PERFORMING ASSETS

         United Americas Bank engages an independent consultant to perform its loan review function and to review its loan portfolio to determine deficiencies and corrective action to be taken. The results of the reviews are presented to the President and the Executive Committee of the Bank. On at least an annual basis, reviews are conducted for all loans over $50,000, plus all loans that are past due for more than 30 days. Past due loans are reviewed at least weekly by lending officers and by the chief credit officer, and a summary report is reviewed monthly by the Board of Directors.

ASSET/LIABILITY MANAGEMENT

         A committee composed of officers of United Americas Bank is charged with managing its assets and liabilities. The committee attempts to manage asset growth, liquidity, and capital to maximize income and reduce interest rate risk. The committee directs the Bank's overall acquisition and allocation of funds. At quarterly meetings, the committee reviews and discusses the monthly asset and liability funds budget in relation to the actual flow of funds; peer group comparisons; the ratio of the amount of rate-sensitive assets to the amount of rate-sensitive liabilities; the ratio of the allowance for loan losses to outstanding and non-performing loans; and other variables, such as expected loan demand, investment opportunities, core deposit growth within specified categories, regulatory changes, monetary policy adjustments, and the overall state of the economy.

COMPETITION

         The banking business is highly competitive and our profitability depends on our ability to compete successfully. United Americas Bank competes as a financial intermediary with numerous other lenders and deposit-takers, including other commercial banks, thrift institutions, credit unions, finance companies, mutual funds, insurance companies, and brokerage companies and investment banking firms. United Americas Bank competes primarily with other financial institutions in Atlanta, but may also compete with Internet banks and financial institutions located throughout the United States for products such as large certificates of deposit. All of the Bank's competitors actively solicit business from residents of Atlanta and many are increasingly offering services in Spanish and adding Spanish-speaking employees. Some of these institutions are not subject to the same degree of regulation as the Bank is and have greater resources than the Bank has available. Some of United Americas Bank's competitors have substantially greater resources and lending limits than the Bank and provide other services, such as extensive and established branch networks and trust services, that United Americas Bank does not provide. As a result of these competitive factors, United Americas Bank may pay higher rates of interest to attract depositors or extend credit with lower interest rates to attract borrowers.

         United Americas Bank differentiates itself from other financial institutions by providing personalized, first-class service to Hispanic individuals and businesses in the Atlanta area. The Atlanta market is not currently served by a bank organized specifically to serve the needs of the Hispanic community. Furthermore, United Americas Bank employs a staff of directors, managers, and employees fluent in both English and Spanish to serve the significant portion of the Hispanic population that is unfamiliar or uncomfortable with using traditional banking facilities. We believe that through education and marketing programs sponsored by United Americas Bank, a cross-section of the Hispanic community will become more inclined to utilize the services of United Americas Bank. Finally, United Americas Bank focuses on providing international services to small to medium-sized businesses which we believe are currently under-served by the large regional banks.

EMPLOYEES

         As of December 31, 1999, United Americas Bank had 14 full-time employees and one part-time employee. We have no employees who are not also employees of the Bank. United Americas Bank is not a party to any collective bargaining agreement, and management believes that relations with employees are satisfactory.

SUPERVISION AND REGULATION

         GENERAL. We are a registered bank holding company subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "Act"). We are required to file financial information with, and are subject to examination by, the Federal Reserve.

         The Act requires every bank holding company to obtain the Federal Reserve's prior approval before (1) it may acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank that it does not already control; (2) it or any of its non-bank subsidiaries may acquire all or substantially all of the assets of a bank; and (3) it may merge or consolidate with any other bank holding company. In addition, a bank holding company is generally prohibited from engaging in, or acquiring, direct or indirect control of the voting shares of any company engaged in non-banking activities. This prohibition does not apply to activities listed in the Act or found by the Federal Reserve, by order or regulation, to be closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve has determined by regulation or order to be closely related to banking are:

         o        making or servicing loans and certain types of leases;
         o        performing certain data processing services;
         o        acting as fiduciary or investment or financial advisor;
         o        providing brokerage services;
         o        underwriting bank eligible securities;
         o underwriting debt and equity securities on a limited basis through separately capitalized subsidiaries; and
         o        making   investments  in  corporations  or  projects  designed
                  primarily to promote community welfare.

         In addition, bank holding companies whose banking subsidiaries are all well-capitalized and well-managed may apply to become a financial holding company. Financial holding companies have the authority to engage in activities that are "financial in nature" that are not permitted for other bank holding companies. Some of the activities that the Act provides are financial in nature are:

         o lending, exchanging, transferring, investing for others or safeguarding money or securities;
         o insuring, guaranteeing, or indemnifying against loss, harm, damage, illness, disability, or death, or providing and issuing annuities, and acting as principal, agent, or broker with respect thereto;
         o        providing   financial,   investment,   or  economic   advisory
                  services,  including advising an investment company;
         o        issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly; and
         o        underwriting, dealing in, or making a market in securities.


         We have no immediate plans to register as a financial holding company.

         We must also register with the Georgia Department of Banking and Finance ("DBF") and file periodic information with the DBF. As part of such registration, the DBF requires information with respect to our and United Americas Bank's financial condition, operations, management and intercompany relationships and related matters. The DBF may also require such other information as is necessary to keep itself informed as to whether the provisions of Georgia law and the regulations and orders issued thereunder by the DBF have been complied with, and the DBF may examine us and the Bank.

         We are an "affiliate" of United Americas Bank under the Federal Reserve Act, which imposes certain restrictions on (i) loans by the Bank to us, (ii) investments in our stock or securities by the Bank, (iii) the Bank taking the stock or securities of an "affiliate" as collateral for loans by the Bank to a borrower, and (iv) the purchase of assets from us by the Bank. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. United Americas Bank is regularly examined by the Federal Deposit Insurance Corporation (the "FDIC"). The Bank as a national banking association is subject to the supervision of, and are regularly examined by, the OCC. Both the FDIC and the OCC must grant prior approval of any merger, consolidation, or other corporation reorganization involving the Bank. A bank can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of a commonly-controlled institution.

         PAYMENT OF DIVIDENDS. We are a legal entity separate and distinct from United Americas Bank. Most of our revenues result from dividends paid to us by the Bank. There are statutory and regulatory requirements applicable to the payment of dividends by the Bank, as well as by us to our shareholders.

         As a national bank, United Americas Bank is required by federal law to obtain the prior approval of the OCC before payments of dividends if the total of all dividends declared by the Board of Directors in any year will exceed (i) the total of the Bank's net profits (as defined and interpreted by regulation) for that year, plus (ii) the Bank's retained net profits (as defined and interpreted by regulation) of the preceding two years, less any required transfers to surplus.

         The payment of dividends by us and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of a bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The FDIC and the OCC have issued policy statements providing that insured banks should generally only pay dividends out of current operating earnings. At December 31, 1999, the Bank had no retained earnings from which dividends could be paid. We do not intend to pay dividends any time in the near future.

         MONETARY POLICY. The results of operations of the Bank are affected by credit policies of monetary authorities, particularly the Federal Reserve. The instruments of monetary policy employed by the Federal Reserve include open market operations in U.S. government securities, changes in the discount rate on bank borrowings and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, as well as the effect of actions by monetary and fiscal authorities, including the Federal Reserve, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand, or the business and earnings of the Bank.

         CAPITAL ADEQUACY. The Federal Reserve and the OCC have implemented substantially identical risk-based rules for assessing bank and bank holding company capital adequacy. These regulations establish minimum capital standards in relation to assets and off-balance sheet exposures as adjusted for credit risk. Banks and bank holding companies are required to have (1) a minimum level of total capital (as defined) to risk-weighted assets of 8%; (2) a minimum Tier One Capital (as defined) to risk-weighted assets of 4%; and (3) a Tier One Capital to average assets of 4%. In addition, the Federal Reserve and the OCC have established a minimum 3% leverage ratio of Tier One Capital to total assets for the most highly-rated banks and bank holding companies. "Tier One Capital" generally consists of common equity not including unrecognized gains and losses on securities, minority interests in equity accounts of consolidated subsidiaries, and certain perpetual preferred stock less certain intangibles. The Federal Reserve and the OCC will require a bank holding company and a bank, respectively, to maintain a leverage ratio greater than 3% if either is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve. The Federal Reserve and the OCC use the leverage ratio in tandem with the risk-based ratio to assess the capital adequacy of banks and bank holding companies. The FDIC, the OCC, and the Federal Reserve amended, effective January 1, 1997, the capital adequacy standards to provide for the consideration of interest rate risk in the overall determination of a bank's capital ratio, requiring banks with greater interest rate risk to maintain adequate capital for the risk. The revised standards have not had and are not expected to have a significant effect on our capital requirements.

         In addition, Section 38 to the Federal Deposit Insurance Act implements prompt corrective action provisions that set forth 5 regulatory zones in which all banks are placed largely based on their capital positions. Regulators are permitted to take increasingly harsh action as a bank's financial condition declines. Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank's capital leverage ratio reaches 2%. Better capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser amounts of capital.

         The OCC has adopted regulations implementing the prompt corrective action provisions, which place financial institutions in the following 5 categories based upon capitalization ratios: (1) a "well capitalized" institution has a total risk-based capital ratio of at least 10%, a Tier One risk-based ratio of at least 6%, and a leverage ratio of at least 5%; (2) an "adequately capitalized" institution has a total risk-based capital ratio of at least 8%, a Tier One risk-based ratio of at least 4%, and a leverage ratio of at least 4%; (3) an "undercapitalized" institution has a total risk-based capital ratio of under 8%, a Tier One risk-based ratio of under 4%, or a leverage ratio of under 4%; (4) a "significantly undercapitalized" institution has a total risk-based capital ratio of under 6%, a Tier One risk-based ratio of under 3%, or a leverage ratio of under 3%; and (5) a "critically undercapitalized" institution has a leverage ratio of 2% or less. Institutions in any of the 3 undercapitalized categories would be prohibited from declaring dividends or making capital distributions. The OCC regulations also establish procedures for "downgrading" an institution to a lower capital category based on supervisory factors other than capital. Under the OCC's regulations, the Bank was a "well capitalized" institution at December 31, 1999.

         See Note 12 of the consolidated financial statements for details related to the Bank's capital ratios as of December 31, 1999.

RECENT LEGISLATIVE AND REGULATORY ACTION

         On November 12, 1999, President Clinton signed the Gramm-Leach-Bliley Act, a very significant piece of legislation intended to modernize the financial services industry. The bill repeals the anti-affiliation provisions of the 1933 Glass-Steagall Act to allow for the merger of banking and securities organizations and permits banking organizations to engage in insurance activities including insurance underwriting. The bill also allows bank holding companies to engage in financial activities that are "financial in nature or complementary to a financial activity." The act lists the expanded areas that are financial in nature and includes insurance and securities underwriting and merchant banking among others. The bill also:

         o        prohibits    non-financial    entities   from   acquiring   or
                  establishing a thrift while grandfathering existing thrifts owned by non-financial entities.

         o establishes state regulators as the appropriate functional regulators for insurance activities but provides that state regulators cannot "prevent or significantly interfere" with affiliations between banks and insurance firms.

         o contains provisions designed to protect consumer privacy. The bill requires financial institutions to disclose their policy for collecting and protecting confidential information and allows consumers to "opt out" of information sharing except with unaffiliated third parties who market the institutions' own products and services or pursuant to joint agreements between two or more financial institutions.

         o provides for functional regulation of a bank's securities activities by the Securities and Exchange Commission.

         Various portions of the bill have different effective dates, ranging from immediately to more than a year for implementation.

ITEM 2.  DESCRIPTION OF PROPERTY

         Our main office is located at 3789 Roswell Road, Atlanta, Georgia, 30224, a 6,100 square-foot facility, and it is owned by us. Our telephone number at that office is (404) 240-0101. United Americas Bank distributes all of its services through a full-service banking office located at the same address.

ITEM 3.  LEGAL PROCEEDINGS

         We are not aware of any material pending legal proceedings to which we are or the Bank is a party or to which any of our property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of our security holders during the fourth quarter of 1999.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         STOCK. There is no established public trading market for our common stock. As of March 22, 2000, we had 450 shareholders of record. Management is not aware of any sales of our common stock in 1999 other than our initial public offering.

         DIVIDENDS. In 1999, we did not declare cash dividends. We do not intend to pay cash dividends in the near future. If we do start paying dividends, the amount and frequency of dividends will be determined by our Board of Directors in light of earnings, capital requirements, and our financial condition, and no assurances can be given that dividends will be paid in the future. Information on restrictions on the amount of dividends payable by us appears in Note 12 to our consolidated financial statements.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         United Americas Bankshares, Inc. was organized on May 14, 1998 and from that date until September 20, 1999 its principal activities have been related to its organization, the conduct of its initial public offering, the pursuit of approvals from the OCC and FDIC of its application to charter United Americas Bank, and the pursuit of approvals from the Federal Reserve Board for the Company to acquire control of the Bank.

         On August 27, 1999, the Company concluded its offering in which it sold 1,200,000 shares of common stock at $10.00 per share. The offering provided the Company with $11,536,000 in capital after deducting offering expenses of $464,000. After receiving all applicable regulatory approvals and satisfying pre-opening examination procedures, the Bank opened for business to the public on September 20, 1999 in banking facilities located on Roswell Road in Atlanta, Georgia. These facilities were purchased and serve as the main office of the Company and the Bank.

FINANCIAL CONDITION AT DECEMBER 31, 1999

         Total assets at December 31, 1999, were $13,398,000, principally composed of $4,724,000 in cash and cash equivalents, $6,721,000 in investment securities, and $1,343,000 in premises and equipment. In addition to the capital of $10,643,000, these assets are funded by $2,713,000 in deposits. Deposit composition at December 31, 1999 included $523,000 of demand deposits, $822,000 in interest-bearing demand and savings deposits, and $1,367,000 in certificates of deposit.

RESULTS OF OPERATIONS

         The results of operations of the Company and the Bank are dependent on net interest income, which is the difference between interest earned on interest-earning assets and the interest paid on interest-bearing liabilities, and the ability to minimize loan losses and to control operation expenses.

         The Company's net loss was $670,000 for the period ended December 31, 1999. Interest income for the period was $239,000, while interest expense was $78,000. At December 31, 1999, investment securities had a weighted average yield of 5.86%, and certificates of deposit had a weighted average interest rate of 4.71%.

         Other expenses totaled $835,000 and primarily consisted of salaries and employee benefits of $480,000 and other operating expenses of $260,000. Some of the most significant amounts of other operating expenses were for professional fees ($92,000) and data processing fees ($27,000).

         No income tax benefit was provided for the tax effect of the net loss, as the recognition of this benefit is heavily dependent on future taxable income. For more information about the tax attributes of the Company at December 31, 1999, see note 6 to the consolidated financial statements.

LIQUIDITY

         The Bank must maintain a certain portion of its assets in funds that are readily available to pay deposit withdrawals and to meet expected loan demands. Cash and cash equivalents totaled $4,724,000 at December 31, 1999. Cash outflows related to operations totaled $686,000, while outflows totaled $8,591,000 from investing activities which were primarily investment purchases and purchases of premises and equipment. Inflows from financing activities totaled $13,993,000 and resulted principally from increases in deposits and the stock sale. For more detailed information about the cash sources and uses for the period ended December 31, 1999, see the statement of cash flows included in the consolidated financial statements.

CAPITAL RESOURCES

         The Company and the Bank are required to maintain minimum amounts of capital to total "risk- weighted" assets, as defined by the banking regulators. At December 31, 1999, the Company was required to have Tier 1 and Total Capital to "risk-weighted" assets ratios of 4% and 8%, respectively. The Company's and the Bank's ratios as of December 31, 1999 were in excess of these requirements. Additionally, the Company and the Bank are required to maintain a Tier 1 leverage ratio of at least 4%. At December 31, 1999, the leverage ratio was approximately 85%. For more information about the actual and required capital ratios of the Company and the Bank, see note 12 to the consolidated financial statements. While the current level of capital meets the regulatory requirements and the Company's current and foreseeable needs, management will continue to evaluate the capital needs of the Company as the Bank experiences growth.

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements and the report of independent certified public accountants are included in this report beginning at page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         For the year ended December 31, 1999, the accounting firm of Porter Keadle Moore, LLP was our principal accountant. We had no disagreements with our accountants on any matters of accounting principle or practices or financial statement disclosure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

ITEM 10. EXECUTIVE COMPENSATION.

         The following table provides information regarding the compensation paid or accrued by us and United Americas Bank for the fiscal year ended December 31, 1999, to or on behalf of the Chief Executive Officer. No other executive officer earned greater than $100,000. Mr. Cater is referred to in this annual report as the "Named Executive Officer."

                                                                                            Long-Term
                                             Annual Compensation                           Compensation
                                 ------------------------------------------------------------------------------------
                                                                                 Securities             All
   Name and Principal Offices                                                    Underlying            Other
        Held During 1999           Year       Salary       Bonus     Other         Options           Compensation
        ----------------
                                 ---------   ----------  ------------------------------------------------------------

Vincent D. Cater                   1999       135,000      $0.00    <F1>           25,000        $1,836.00<F2>
President and Chief Executive
Officer

---------------------------

<F1>     Perquisites  do  not  meet  the  Securities  and  Exchange   Commission
         threshold for disclosure, which is the lesser of $50,000 or 10% of the total salary and bonus for any named executive.
<F2>     Represents insurance premiums of $1,836 paid by United Americas Bank on behalf of Mr. Cater on a life insurance policy, the beneficiary of which is the Bank.

         We have never granted restricted stock, stock appreciation rights, or similar awards to any of our present or past executive officers, other than awards of stock options under our 1999 Incentive Stock Option Plan (the "1999 Plan").


                            COMPENSATION OF DIRECTORS

         Our directors do not receive any payment for attending board meetings. Certain members of our Board of Directors also serve as members of the Boards of Directors of United Americas Bank, for which they are not compensated by United Americas Bank.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth information concerning stock options granted to the Named Executive Officer under the 1999 Plan during fiscal year 1999 and the projected value of those options at assumed annual rates of appreciation.

------------------------------------------------------------------------------- --------------------------------------
                                                                                    Potential Realizable Value at
                                                                                 Assumed Annual Rates of Stock Price
                                                                                   Appreciation for Option Term<F2>
                                           Individual Grants
------------------------------------------------------------------------------- --------------------------------------
                           Number of        Percent of Total
                          Securities       Options Granted to
                      Underlying Options      Employees in        Expiration
        Name              Granted<F1>          Fiscal Year           Date              5%                10%
--------------------- -------------------- -------------------- --------------- ---------------- ---------------------

Vincent D. Cater         25,000                  52.08%            09/20/09      $40,722.37                $64,843.56
--------------------- -------------------- -------------------- --------------- ---------------- ---------------------

--------------------------

<F1> 40% of the options  were vested at the end of the first year after the date of grant and an additional 20% vest at each of the next three anniversaries of the date of grant. The exercise price of the options is $10.00 per share, the fair market value on the date of grant of the options.
<F2> "Potential  Realizable  Value" is disclosed in response to SEC  regulations that require such disclosure for illustration only. The values disclosed are not intended to be, and should not be interpreted as, representations or projections of the future value of our Common Stock or of the stock price. Amounts are calculated at 5% and 10% assumed appreciation of the value of the Common Stock (compounded annually over the option term) and are not intended to forecast actual expected future appreciation, if any, of the Common Stock. The potential realizable value to the optionee is the difference between the exercise price and the appreciated stock price at the assumed annual rates of appreciation multiplied by the number of shares underlying the options.

OPTION FISCAL YEAR-END VALUES

         Shown below is information with respect to options exercised during 1999 and unexercised options to purchase the Common Stock granted under the 1999 Plan to the Named Executive Officer and held by him at December 31, 1999.

---------------------------- --------------------------------------------- ------------------------------------------
                                                                               Value of Unexercised in the Money
                               Number of Unexercised Options at Fiscal        Options at Fiscal Year End <F1><F2>
           Name                   Year End Exercisable/Unexercisable               Exercisable/Unexercisable
---------------------------- --------------------------------------------- ------------------------------------------
Vincent D. Cater                            10,000/15,000                               Not Applicable
---------------------------- --------------------------------------------- ------------------------------------------
----------------------

<F1> Market price at time of exercise less option exercise price.
<F2>Based on  $10.00  per  share,  the last sale  price of the  Common  Stock on
February 1, 2000.

ANNUAL INCENTIVE COMPENSATION

         No annual incentive compensation was paid in 1999.

1999 STOCK INCENTIVE PLAN

         Options to acquire 48,000 shares of Common Stock were awarded under the 1999 Plan in fiscal 1999, including options to acquire 25,000 shares of Common Stock awarded to Mr. Cater by the Compensation Committee.

                MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

         Our Board of Directors held eleven meetings during 1999. All of the directors attended at least 75% of the meetings of the Board and meetings of the committees of the Board on which they sat that were held during their tenure as directors.

         The Board of Directors does not have a standing nominating committee. The compensation committee of the Board of Directors is comprised of all members of the Board who are not employees of United Americas Bank. The compensation committee makes compensation decisions for executive officers and key employees and administers the 1999 Plan.

         The audit committee is comprised of five directors and is responsible for recommending the selection of independent auditors; meeting with the independent auditors to review the scope and results of the audit; reviewing with management and the internal auditor the system of internal control and internal audit reports; ensuring that the books, records, and external financial reports of the Company are in accordance with generally accepted accounting principles; and, reviewing all reports of examination made by regulatory authorities and ascertaining that any and all operational deficiencies are satisfactorily corrected. The audit committee did not meet during 1999.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT.

         For purposes of determining the aggregate market value of our voting stock held by nonaffiliates, shares held by all our directors and executive officers have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be our "Affiliates" as defined by the SEC.

         The following table sets forth as of February 1, 2000, beneficial ownership of our Common Stock, by each director or nominee, by each named executive officer, and by all directors and officers as a group. As of February 1, 2000, there were no "persons" (as that term is defined by the SEC) known by us to be the beneficial owner of more than 5% of our Common Stock other than indicated in the table below.

--------------------------------------------- -------------------------------------------- ---------------------------
              Name and Address                    Number of Shares Beneficially Owned         Percentage of Total
--------------------------------------------- -------------------------------------------- ---------------------------
Vincent D. Cater                                                 10,000                               *

Salvador Diaz-Verson, Jr.                                      130,000<F1>                       10.83%

Alex E. Suarez                                                   10,200<F2>                           *

Reinaldo Pascual                                                 10,000                               *

Luis A. Caceres                                                  22,000                           1.83%

Rene M. Diaz                                                     10,300<F3>                           *

Norberto Sanchez                                                 22,500<F4>                       1.88%

Ignacio Luis Taboada                                             10,000                               *

Filiberto Prieto                                                 10,000                               *

Sam Zamarripa                                                    10,000                               *

Eduardo G. Martinez                                            102,500<F5>                        8.54%

Jorge Forment                                                     5,000<F6>                           *

All directors and officers as a group                          250,000<F7>                       20.83%

----------------------
* less than 1%

<F1>     Includes 10,000 shares held by the John B. Amos Insurance Trust .
<F2>     Includes 100 shares held by Mr.  Suarez as  custodian  for his daughter and 100 shares held by Mr. Suarez as custodian for his son.
<F3>     Includes 300 shares held by Mr. Diaz as guardian to his son.
<F4>     Includes 500 shares owned by each of Mr. Sanchez's three daughters.
<F5>     Includes  100,000 shares held by Mr. Martinez jointly with his wife and
         2,500 shares held by Mr. Martinez jointly with his sister.
<F6>     Includes  3,400 shares held by Mr.  Forment  jointly with his wife, 600 shares held in Mr. Forment's Individual Retirement Account, and 1,000 shares held by Mr. Forment as trustee for his daughter.
<F7>     See notes 1, 2, 3, 4, and 6.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Bank has and expects to have in the future, banking transactions in the ordinary course of business with our directors and officers and their associates, including corporations in which such officers or directors are shareholders, directors and/or officers, on the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with unaffiliated third parties. Such transactions have not involved more than the normal risk of collectability or presented other unfavorable features.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

         We submit herewith as exhibits to this report on Form 10-KSB the exhibits required by Item 601 of Regulation S-B, subject to Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit
  NO.                       Description
-------                     -----------

3.1 Articles of Incorporation of United Americas Bankshares, Inc., as amended. (Included as Exhibit
                           3.1 to the Company's Registration Statement on Form SB-2, File No. 333-77593)

3.2 Bylaws of United Americas Bankshares, Inc., as amended. (Included as Exhibit 3.2 to the Company's Registration Statement on Form SB-2, File No. 333-77593).

4.1 See Exhibits 3.1 and 3.2 for provisions of Articles of Incorporation and Bylaws, as amended, which define the rights of the holders of common stock of United Americas Bankshares, Inc..

10.1 Purchase Agreement for main office property dated August 31, 1998 (Included as Exhibit 10.1 to the Company's Registration Statement on Form SB-2, File No. 333-77593).

10.2 Employment Agreement dated May 20, 1998, as amended and restated on January 7, 1999, among United Americas Bank, N.A. (In Organization), United
                           Americas Bankshares, Inc., and Vincent D. Cater. (Included as Exhibit 10.2 to the Company's Registration Statement on Form SB-2, File No. 333-77593).

10.3 Form of United Americas Bankshares, Inc. Organizers' Warrant Agreement (Included as Exhibit 10.4 to the Company's Registration Statement on Form SB-2, File No. 333-77593).

10.4 United Americas Bankshares 1999 Stock Incentive Plan (Included as Exhibit 10.5 to the Company's Registration Statement on Form SB-2, File No. 333-77593).

21.0                       Subsidiaries  of  United  Americas  Bankshares,  Inc.
                           (Included as Exhibit 3.2 to the Company's Registration Statement on Form SB-2, File No. 333-77593).

24.0 A Power of Attorney is set forth on the signature pages to this Form 10-KSB.

27.0                       Financial Data Schedule (for SEC use only)

(b)  Reports on Form 8-K:

None.

                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Certified Public Accounts                        F-1
Consolidated Balance Sheet - December 31, 1999                         F-2
Consolidated Statement of Operations                                   F-3
  for the Year Ended December 31, 1999
Consolidated Statement of Comprehensive Loss                           F-4
  for the Year Ended December 31, 1999
Consolidated Statement of Changes in Shareholders' Equity              F-5
   for the Year Ended December 31, 1999
Consolidated Statement of Cash Flows                                   F-6
   for the Year Ended December 31, 1999
Notes to Consolidated Financial Statements                             F-7


                                     F-(i)

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





To the Board of Directors
United Americas Bankshares, Inc.

We have audited the accompanying consolidated balance sheet of United Americas Bankshares, Inc. and subsidiary as of December 31, 1999, and the related consolidated statements of operations, comprehensive loss, changes in shareholders' equity, and cash flows for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Americas Bankshares, Inc. and subsidiary as of December 31, 1999 and the results of their operations and their cash flows for the year ended December 31, 1999 in conformity with generally accepted accounting principles.


                                         /s/ PORTER KEADLE MOORE, LLP



Atlanta, Georgia
February 25, 2000

                         UNITED AMERICAS BANKSHARES, INC. AND SUBSIDIARY

                                   Consolidated Balance Sheet

                                        December 31, 1999

                                             Assets
                                             ------


Cash and due from banks                                                            $    333,512
Federal funds sold                                                                    4,390,000
                                                                                   ------------

   Cash and cash equivalents                                                          4,723,512

Investment securities available for sale                                              6,720,689
Other investments                                                                       330,000
Loans, net                                                                              147,846
Premises and equipment, net                                                           1,343,329
Accrued interest receivable and other assets                                            132,466
                                                                                   ------------

                                                                                   $ 13,397,842
                                                                                   ============

                              Liabilities and Shareholders' Equity
                              ------------------------------------
Deposits:
   Noninterest-bearing demand                                                      $    523,466
   Interest-bearing demand                                                              116,657
   Savings                                                                              705,483
   Time                                                                                 415,166
   Time over $100,000                                                                   952,012
                                                                                   ------------

       Total deposits                                                                 2,712,784

Accrued interest payable and other liabilities                                           41,673
                                                                                   ------------

       Total liabilities                                                              2,754,457
                                                                                   ------------

Commitments

Shareholders' equity:
  Preferred stock, no par value, 1,500,000 shares authorized;
   no shares issued and outstanding                                                        --

  Common stock, no  par value, 5,000,000 shares authorized;
   1,200,000 shares issued and outstanding                                                 --
  Additional paid-in capital                                                         11,535,961
  Accumulated deficit                                                                  (855,427)
  Accumulated other comprehensive loss                                                  (37,149)
                                                                                   ------------

       Total shareholders' equity                                                    10,643,385
                                                                                   ------------

                                                                                   $ 13,397,842
                                                                                   ============


See accompanying notes to consolidated financial statements.

            United Americas Bankshares, Inc. and Subsidiary

                  Consolidated Statement of Operations

                  for the Year Ended December 31, 1999



Interest income:
  Interest and fees on loans                               $     2,140
  Interest on investment securities                             87,911
  Interest on other investments                                 17,596
  Interest on interest-bearing deposits                         67,642
  Interest on federal funds sold                                63,291
                                                           -----------

           Total interest income                               238,580
                                                           -----------

Interest expense:
  Interest on deposits                                          17,092
  Interest expense on borrowings                                61,405
                                                           -----------

           Total interest expense                               78,497
                                                           -----------

           Net interest income                                 160,083
                                                           -----------

Other income:
  Service charges on deposit accounts                            3,519
  Other                                                          1,375
                                                           -----------

           Total other income                                    4,894
                                                           -----------

Other expenses:
  Salaries and employee benefits                               480,334
  Occupancy and equipment                                       94,289
  Other operating                                              260,265
                                                           -----------

           Total other expenses                                834,888
                                                           -----------

           Net loss                                        $  (669,911)
                                                           ===========

  Net loss per share                                       $      (.56)
                                                           ===========

  Outstanding shares                                         1,200,000
                                                           ===========



See accompanying notes to consolidated financial statements.

                     United Americas Bankshares, Inc. and Subsidiary

                       Consolidated Statement of Comprehensive Loss

                           for the Year Ended December 31, 1999


Net loss                                                                      $(669,911)
                                                                              ---------

Other comprehensive loss:
   Unrealized holding losses on investment securities
     available for sale                                                         (56,286)

   Income tax benefit related to unrealized holding losses
      on investment securities available for sale                                19,137
                                                                              ---------

         Total other comprehensive loss, net of tax                             (37,149)
                                                                              ---------

         Total comprehensive loss                                             $(707,060)
                                                                              =========







See accompanying notes to consolidated financial statements.


                                     United Americas Bankshares, Inc. and Subsidiary

                                Consolidated Statement of Changes in Shareholders' Equity

                                           for the Year Ended December 31, 1999


                                                                                          Accumulated
                                                                                             Other
                                       Common            Additional       Accumulated    Comprehensive
                                        Stock         Paid-in Capital        Deficit           Loss               Total
                                       ---------      ---------------     -----------    --------------        -----------
Balance, December 31, 1998              $   --                --             (185,516)           --              (185,516)

Proceeds from stock offering,
   net of offering costs of
$ 464,039                                   --           11,535,961            --                  --           11,535,961
Change in unrealized loss on
   securities available for sale            --                --              (37,149)        (37,149)
Net loss                                    --                --             (669,911)           --              (669,911)
                                        ---------        -----------         --------         --------          ---------

Balance, December 31, 1999              $   --           11,535,961          (855,427)        (37,149)         10,643,385
                                        ========         ==========          ========         =======          ==========


See accompanying notes to consolidated financial statements.

                             United Americas Bankshares, Inc. and Subsidiary

                                   Consolidated Statement of Cash Flows

                                   for the Year Ended December 31, 1999

Cash flows from operating activities:
     Net loss                                                                              $   (669,911)
     Adjustments to reconcile net loss to net cash used by operating activities:
       Depreciation, amortization and accretion                                                  (4,201)
       Change in:
         Accrued interest receivable and other assets                                           (53,135)
         Accrued interest payable and other liabilities                                          41,673
                                                                                           ------------

                Net cash used by operating activities                                          (685,574)
                                                                                           ------------

Cash flows from investing activities:
     Proceeds from calls and maturities of investment securities available for sale               8,933
     Purchases of investment securities available for sale                                   (6,767,024)
     Purchases of other investments                                                            (330,000)
     Net change in loans                                                                       (147,846)
     Purchase of premises and equipment                                                      (1,354,932)
                                                                                           ------------

                Net cash used by investing activities                                        (8,590,869)
                                                                                           ------------

Cash flows from financing activities:
     Net change in deposits                                                                   2,712,784
     Repayment of organization loan                                                            (255,347)
     Proceeds from the sale of common stock, net of offering costs of $464,039               11,535,961
                                                                                           ------------

                Net cash provided by financing activities                                    13,993,398
                                                                                           ------------

                Net change in cash and cash equivalents                                       4,716,955

Cash and cash equivalents at beginning of year                                                    6,557
                                                                                           ------------

Cash and cash equivalents at end of year                                                   $  4,723,512
                                                                                           ============

Supplemental schedule of noncash investing and financing activities:
     Change in unrealized loss on investment
       securities available for sale, net of tax                                           $    (37,149)
                                                                                           ============

Supplemental disclosures of cash flow information:
     Cash paid during the year for interest                                                $     67,924
                                                                                           ============


See accompanying notes to consolidated financial statements.

                 UNITED AMERICAS BANKSHARES, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation
        ---------------------
        The consolidated financial statements include the accounts of United Americas Bankshares, Inc. (the "Company") and its wholly owned subsidiary, United Americas Bank (the "Bank"). The Company raised $12,000,000 through an offering of its stock at $10 per share of which $11,000,000 was used to capitalize the Bank. The Company was reported as a development stage company through June 30, 1999. All significant intercompany accounts and transactions have been eliminated in consolidation.

        The Bank commenced business on September 20, 1999 upon receipt of its banking charter from the Office of Comptroller of the Currency (the "OCC"). The Bank is primarily regulated by the OCC and the Federal Deposit Insurance Corporation and undergoes periodic examinations by these regulatory agencies. The Company is regulated by the Federal Reserve Bank and also is subject to periodic examinations. The Bank provides a full range of commercial and consumer banking services throughout the Fulton County area in Georgia.

        The accounting principles followed by the Company and the Bank, and the methods of applying these principles, conform with generally accepted accounting principles ("GAAP") and with general practices in the banking industry. In preparing the financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ significantly from these estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for loan losses, the valuation of real estate acquired in connection with or in lieu of foreclosure on loans, and valuation allowances associated with the realization of deferred tax assets, which are based on future taxable income.

        Investment Securities
        ---------------------
        The Company classifies its investment securities in one of three categories: trading, available for sale, or held to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held to maturity securities are those securities for which the Company has the ability and intent to hold until maturity. All securities not included in trading or held to maturity are classified as available for sale. At December 31, 1999, there were no trading or held to maturity securities.

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

        A decline in the market value of any available for sale or held to maturity security below cost that is deemed other than temporary is charged to operations and establishes a new cost basis for the security.

        Premiums and discounts are amortized or accreted over the life of the related securities as adjustments to the yield. Realized gains and losses for securities classified as available for sale and held to maturity are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

        Other Investments
        -----------------
        Other investments include Federal Reserve Bank stock and other equity securities with no readily determinable fair value. These investments are carried at cost, which approximates fair value.

                 UNITED AMERICAS BANKSHARES, INC. AND SUBSIDIARY

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

        Loans and Allowance for Loan Losses
        -----------------------------------
        Loans are stated at principal amount outstanding net of allowance for loan losses. Unearned interest on discounted loans is recognized as income over the term of the loans using a method which approximates a level yield. Interest on other loans is calculated by using the simple interest method on daily balances of the principal amount outstanding.

        A loan is considered impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price, or at the fair value of the collateral of the loan if the loan is collateral dependent. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful.

        The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance represents an amount which, in management's judgment, will be adequate to absorb probable losses on existing loans that may become uncollectible.

        Management's judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower's ability to pay, overall portfolio quality and review of specific problem loans.

        Management believes no allowance for loan losses is necessary at December 31, 1999. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different than those of management.

        Premises and Equipment
        ----------------------
        Premises and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Major additions and improvements are charged to the asset accounts while maintenance and repairs that do not improve or extend the useful lives of the assets are expensed currently.

        Depreciation expense is computed using the straight-line method over the following estimated useful lives:

                  Buildings and improvements                  15 - 40 years
                  Furniture and equipment                      5 - 10 years

        Income Taxes
        ------------
        Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                 UNITED AMERICAS BANKSHARES, INC. AND SUBSIDIARY

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

        Income Taxes, continued
        -----------
        In the event the future tax consequences of differences between the financial reporting bases and the tax bases of the assets and liabilities results in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such asset is required. A valuation allowance is provided for the portion of the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies.

        Net Loss Per Share
        ------------------
        Net loss per share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share.

        For 1999, net loss per share is calculated by dividing net loss by the number of common shares sold in the initial public offering, which are considered outstanding for all periods presented. The Company currently has no dilutive common stock instruments due to the net loss.

        Recent Accounting Pronouncements
        --------------------------------
        In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for hedging activities and for derivative instruments including derivative instruments embedded in other contracts. It requires the fair value recognition of derivatives as assets or liabilities in the financial statements. This statement will become effective for the Company during the quarter ended June 30, 2000, and initial application of the statement must be made as of the beginning of the quarter. At the date of initial application, an entity may transfer any held-to-maturity security into the available-for-sale or trading categories without calling into question the entity's intent to hold other securities to maturity in the future. The Company believes the adoption of this statement will not have a material impact on its financial position, results of operations or liquidity.

(2)      INVESTMENT SECURITIES

        Investment securities available for sale at December 31, 1999 are as follows:

                                                               Gross           Gross          Estimated
                                              Amortized     Unrealized      Unrealized          Fair
                                                Cost           Gains          Losses            Value
                                                ----           -----          ------            -----
          U.S. Government agencies           $5,794,455          --             47,556        5,746,899
           Mortgage-backed securities           982,520          --              8,730          973,790
                                             ----------        ------        ---------        ---------

                                             $6,776,975          --             56,286        6,720,689
                                             ==========        ======        =========        =========

                 UNITED AMERICAS BANKSHARES, INC. AND SUBSIDIARY

(2)     Investment Securities, Continued
        --------------------
        The amortized cost and estimated fair value of investment securities at December 31, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                   Amortized        Estimated
                                                                     Cost          Fair Value
                                                                     ----          ----------
        U.S. Government agencies:
               Within 1 year                                   $  1,988,478          1,981,726
               1 to 5 years                                       3,805,977          3,765,173
                                                                  ----------------------------

                                                                  5,794,455          5,746,899
        Mortgage-backed securities                                  982,520            973,790
                                                                 ----------         ----------

                                                               $  6,776,975          6,720,689
                                                                  =========          =========

        There were no sales of securities available for sale during 1999.

(3)       LOANS

         Major classifications of loans at December 31, 1999 are summarized as follows:

         Commercial, financial and agricultural                   $   31,861
         Real estate - mortgage                                       64,800
         Consumer                                                     51,185
                                                                     -------

                                                                     147,846
         Less allowance for loan losses                                 -
                                                                     -------

                                                                  $  147,846
                                                                     =======
        The Bank grants loans and extensions of credit to individuals and a variety of businesses and corporations located in its general trade area of the City of Atlanta, Fulton County, Georgia and adjoining counties.

(4)     PREMISES AND EQUIPMENT

        Major classifications of premises and equipment at December 31, 1999 are summarized as follows:

         Land                                                      $   550,000
         Building and improvements                                     485,843
         Furniture and equipment                                       207,445
         Construction in progress                                      114,724
                                                                      --------

                                                                     1,358,012
         Less accumulated depreciation                                  14,683
                                                                     ---------

                                                                   $ 1,343,329
                                                                     =========

         Depreciation expense amounted to $14,683 in 1999.

(5)      DEPOSITS

        At December 31, 1999 all time deposits mature in 2000.

                 UNITED AMERICAS BANKSHARES, INC. AND SUBSIDIARY

(6)    INCOME TAXES

        At December 31, 1999, the Company had federal and state net operating loss carryforwards of approximately $307,000, which will expire beginning in 2013 if not utilized. No income tax expense or benefit was recorded for the year ended December 31, 1999 due to this loss carryforward.

        The following summarizes the components of deferred taxes at December 31, 1999.

           Deferred income tax assets:
               Pre-opening expenses                                                                        $ 192,453
               Unrealized loss on securities available for sale                                               19,137
               Operating loss carryforwards                                                                  104,273
                                                                                                             -------

                   Total gross deferred income tax assets                                                    315,863

           Deferred income tax liabilities, attributable to
               premises and equipment                                                                         (6,652)
                                                                                                           ---------

                   Total gross deferred income tax liabilities                                               309,211

           Less valuation allowance                                                                         (290,074)
                                                                                                             -------

           Net deferred tax asset                                                                         $   19,137
                                                                                                            ========

        The future tax consequences of the differences between the financial reporting and tax basis of the Company's assets and liabilities resulted in a net deferred tax asset. A valuation allowance was established for the net deferred tax asset, as the realization of these deferred tax assets is dependent on future taxable income.

(7)      OTHER OPERATING EXPENSES

        Significant components of other operating expenses in excess of 1% of interest and other income for the year ended December 31, 1999 are as follows:

                         Professional fees                         $ 91,873
                         Data processing                             27,176

(8)      LINES OF CREDIT

        At December 31, 1999, the Bank had unused lines of credit totaling $6,000,000 which represents credit available for overnight borrowings from financial institutions.

(9)      COMMITMENTS

        The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheet. The contractual amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

        The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. In most cases, the Bank requires collateral to support financial instruments with credit risk. At December 31, 1999, the Bank has commitments to extend credit of $15,000, but no standby letters of credit.

                 UNITED AMERICAS BANKSHARES, INC. AND SUBSIDIARY

(10)    EMPLOYEE AND DIRECTOR BENEFIT PLANS

        In connection with the Company formation and initial offering, 190,000 warrants to purchase common stock were issued to the organizers. The warrants will be exercisable for a period of ten years following issuance, but no later than three months after ceasing to serve as a director, at the initial offering price of $10 per share.

        During 1999, the Company adopted the 1999 Stock Incentive Plan covering up to 50,000 shares of the Company's common stock. This Plan is administered by a committee of the Board of Directors and provides for the granting of options to purchase shares of common stock to officers, directors and key employees of the Company. The exercise price of each option granted under the Plan will not be less than the fair market value of the shares of common stock subject to the option on the date of grant as determined by the Board of Directors. Options will be exercisable in whole or in part upon such terms as may be determined by the committee. Options generally vest ratably over a period of three to five years and expire ten years after the date of grant.

        During 1999, the Company granted options to acquire 48,000 shares at $10 per share. All of these options were outstanding at December 31, 1999, and options for 10,000 shares were exercisable at that date. The weighted average grant-date fair value of options granted in 1999 was $3.27. Such options have a weighted average remaining contractual life of approximately 9.73 years as of December 31, 1999.

        The Company is encouraged, but not required, to compute the fair value of options at the date of grant and to recognize such costs as compensation expense immediately if there is no vesting period or ratably over the vesting period of the options. The Company has chosen not to adopt the cost recognition principles, and therefore no compensation expense has been recognized in 1999 related to its stock option plans. Had compensation cost been determined based upon the fair value of the options at the grant dates, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below for the year ended December 31, 1999:

           NET LOSS
                As reported                                         $ (669,911)
                Pro forma                                           $ (702,611)

           BASIC LOSS PER SHARE
                As reported                                         $    (0.56)
                Pro forma                                           $    (0.59)

        The fair value of each option is estimated on the date of grant using the Minimum Value pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest rate of 6%, and an expected life of seven years.

                 UNITED AMERICAS BANKSHARES, INC. AND SUBSIDIARY

(11)    RELATED PARTY TRANSACTIONS

        The Bank conducts transactions with directors and officers, including companies in which they have a beneficial interest, in the normal course of business. It is the Bank's policy to comply with federal regulations that require the Bank to make loan and deposit transactions with directors and executive officers on substantially the same terms as those prevailing at the time made for comparable loans and deposits to other persons. As of December 31, 1999, deposits from directors, executive officers, and their related interests aggregated approximately $454,000, and loans totaling $9,850 were outstanding to related parties. These loans were made and deposits were taken in the normal course of business at market interest rates.

(12)    REGULATORY MATTERS

        The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under certain adequacy guidelines and the regulatory framework for prompt corrective action, specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices must be met. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total Capital and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 Capital to average assets (as defined). Management believes, as of December 31, 1999, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

        As of December 31, 1999, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

        The actual capital amounts and ratios are also presented in the table below. At December 31, 1999, consolidated amounts do not materially differ from Bank-only capital amounts and ratios.

                                                                                                     To Be Well
                                                                                                  Capitalized Under
                                                                           for Capital            Prompt Corrective
                                                      Actual            Adequacy Purposes         Action Provisions
                                                ------------------     ------------------        ------------------
                                                Amount       Ratio     Amount       Ratio        Amount       Ratio
                                                ------       -----     ------       -----        ------       -----
                                                                     (Dollars in Thousands)
    As of December 31, 1999:
          Total Capital
              (to Risk-Weighted Assets)       $ 10,364      248%         335         8%             418       10%
          Tier 1 Capital
              (to Risk-Weighted Assets)       $ 10,364      248%         167         4%             251        6%
          Tier 1 Capital
              (to Average Assets)             $ 10,364       85%         488         4%             610        5%

        Dividends paid by the Bank are the primary source of funds available to the Company. Banking regulations limit the amount of dividends that may be paid without prior approval of the regulatory authorities. These restrictions are based on the level of regulatory classified assets, the prior years' net earnings, and the ratio of equity capital to total assets. The Bank is currently not allowed to pay dividends to the Company until it becomes cumulatively profitable.

                            UNITED AMERICAS BANKSHARES, INC. AND SUBSIDIARY

(13)    UNITED AMERICAS BANKSHARES (PARENT COMPANY ONLY) FINANCIAL INFORMATION

                                                      Balance Sheet

                                                    December 31, 1999

                                                          Assets
                                                          ------

          Cash and interest-bearing deposits                                             $    316,064

          Investment in United Americas Bank                                               10,327,321
                                                                                         ------------

                                                                                         $ 10,643,385

                                             Liabilities and Shareholders' Equity
                                             ------------------------------------

          Shareholders' equity                                                           $ 10,643,385
                                                                                         ============



                                                   Statement of Operations

                                             For the Year Ended December 31, 1999

          Interest income                                                                $     67,642

          Interest expense                                                                     28,404
                                                                                         ------------

          Net interest income                                                                  39,238
                                                                                         ------------

          Expenses:
             Salaries and employee benefits                                                    67,364
             Other operating                                                                    6,255
                                                                                         ------------

          Total expenses                                                                       73,619
                                                                                         ------------

          Loss before equity in undistributed loss of subsidiary                              (34,381)

          Equity in undistributed loss of subsidiary                                         (635,530)
                                                                                         ------------

          Net loss                                                                       $   (669,911)
                                                                                         ============

                              UNITED AMERICAS BANKSHARES, INC. AND SUBSIDIARY

(13) United Americas Bankshares (Parent Company Only) Financial Information, Continued

                                                  Statement of Cash Flows

                                            For the Year Ended December 31, 1999
          Cash flows from operating activities:
            Net loss                                                                               $   (669,911)
            Adjustments to reconcile net loss to net cash provided by operating activities:
               Equity in undistributed loss of subsidiary                                               635,530
               Change in other assets                                                                    63,274
                                                                                                   ------------

                               Net cash provided by operating activities                                 28,893
                                                                                                   ------------

          Net cash used by investing activities, consisting of
            capital infusion into subsidiary                                                        (11,000,000)
                                                                                                   ------------

          Cash flows from financing activities, consisting of:
            Proceeds from sale of common stock, net of offering costs of $464,039                    11,535,961
              Net change in organization loan                                                          (255,347)
                                                                                                   ------------

                          Net cash provided by financing activities                                  11,280,614
                                                                                                   ------------

                          Net increase in cash                                                          309,507

          Cash at beginning of year                                                                       6,557
                                                                                                   ------------

          Cash at end of year                                                                      $    316,064
                                                                                                   ============

          Supplemental schedule of noncash financing and investing activities:
            Change in net unrealized loss on securities
              available for sale of subsidiary, net of tax                                         $     37,149
                                                                                                   ============
            Transfer of assets to the Bank                                                         $      3,080
                                                                                                   ============

          Supplemental disclosures of cash flow information:
            Cash paid during the year for interest                                                 $     28,404
                                                                                                   ============

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  UNITED AMERICAS BANKSHARES, INC.
                                           (REGISTRANT)


                                  By: _______________________________
                                        Vincent D. Cater
                                        President and Chief Executive Officer
Dated:  March ___, 2000

                        POWER OF ATTORNEY AND SIGNATURES

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Vincent D. Cater and Jorge Forment, or each of them, his attorney-in-fact, each with full power of substitution, for him in his name, place and stead, in any and all capacities, to sign any amendments to this Report on Form 10-KSB, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratifies and confirms all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


         SIGNATURE                                TITLE                                 DATE


/s/ Salvador Diaz-Verson, Jr.         Chairman of the Board of Directors               March 30, 2000
Salvador Diaz-Verson, Jr.

/s/ Vincent D. Cater                  President, Chief Executive Officer, and          March 30, 2000
Vincent D. Cater                      Director (principal executive officer)

/s/ Jorge Forment                     Senior Vice President and Chief Financial
Jorge Forment                         Officer (principal accounting and
                                      financial officer)                               March 30, 2000

/s/ Reinaldo Pascual                  Director and Secretary                           March 30, 2000
Reinaldo Pascual

/s/ Alex E. Suarez                    Vice Chairman and Director                       March 30, 2000
Alex E. Suarez

/s/ Luis A. Caceres                   Director                                         March 30, 2000
Luis A. Caceres



/s/ Rene M. Diaz                      Director                                         March 30, 2000
Rene M. Diaz

/s/ Filiberto Prieto                  Director                                         March 30, 2000
Filiberto Prieto

/s/ Norberto Sanchez                  Director                                         March 30, 2000
Norberto Sanchez

/s/ Ignacio Luis Taboada              Director                                         March 30, 2000
Ignacio Luis Taboada

/s/ Sam Zamarripa                     Director                                         March 30, 2000
Sam Zamarripa

                                                               EXHIBIT INDEX



Exhibit
    NO.                    DESCRIPTION
--------                   -----------

3.1 Articles of Incorporation of United Americas Bankshares, Inc., as amended. (Included as Exhibit
                           3.1 to the Company's Registration Statement on Form SB-2, File No. 333-77593)

3.2 Bylaws of United Americas Bankshares, Inc., as amended. (Included as Exhibit 3.2 to the Company's Registration Statement on Form SB-2, File No. 333-77593).

4.1 See Exhibits 3.1 and 3.2 for provisions of Articles of Incorporation and Bylaws, as amended, which define the rights of the holders of common stock of United Americas Bankshares, Inc..

10.1 Purchase Agreement for main office property dated August 31, 1998 (Included as Exhibit 10.1 to the Company's Registration Statement on Form SB-2, File No. 333-77593).

10.2 Employment Agreement dated May 20, 1998, as amended and restated on January 7, 1999, among United Americas Bank, N.A. (In Organization), United
                           Americas Bankshares, Inc., and Vincent D. Cater. (Included as Exhibit 10.2 to the Company's Registration Statement on Form SB-2, File No. 333-77593).

10.3 Form of United Americas Bankshares, Inc. Organizers' Warrant Agreement (Included as Exhibit 10.4 to the Company's Registration Statement on Form SB-2, File No. 333-77593).

10.4 United Americas Bankshares 1999 Stock Incentive Plan (Included as Exhibit 10.5 to the Company's Registration Statement on Form SB-2, File No. 333-77593).

21.0                       Subsidiaries  of  United  Americas  Bankshares,  Inc.
                           (Included as Exhibit 3.2 to the Company's Registration Statement on Form SB-2, File No. 333-77593).

24.0 A Power of Attorney is set forth on the signature pages to this Form 10-KSB.

27.0                       Financial Data Schedule (for SEC use only)