Form 10QSB
period 2000-03-31
UNITED AMERICAS BANKSHARES INC
filed 2000-05-15
CIK 1084915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from to

                        Commission file number 333-77593

                        United Americas Bankshares, Inc.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

             Georgia                               58-2399917
    ------------------------              -----------------------------------
    (State of Incorporation)              (I.R.S. Employer Identification No.)

      3789 Roswell Road
      Atlanta, Georgia                                      30342
   ----------------------------------------              -----------
   (Address of principal executive offices)              (Zip Code)


                                  404-240-0101
                               ------------------
                               (Telephone Number)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

Common stock, no par value:  1,200,000 shares outstanding as of  May 5, 2000

                  Transitional Small Business Disclosure Format
                                   (check one)
                                  Yes ____ No X

UNITED AMERICAS BANKSHARES, INC.

INDEX

                                                                                                          Page No.
------------------------------------------------------------------------------------------------------------------
PART I             FINANCIAL INFORMATION

      Item 1.      Financial Statements

                   Consolidated Balance Sheet (unaudited) at March 31, 2000                                     3

                   Consolidated Statement of Operations (unaudited) for the Three
                     Months Ended March 31, 2000 and 1999                                                       4

                   Consolidated Statement of Cash Flows (unaudited) for the Three
                     Months Ended March 31, 2000 and 1999                                                       5

                   Notes to Consolidated Financial Statements (unaudited)                                       6

      Item 2.      Management's Discussion and Analysis of Financial Condition and
                     Results of Operations                                                                      7

PART II.           OTHER INFORMATION

      Item 1.      Legal Proceedings                                                                            8

      Item 2.     Changes in Securities                                                                         8

      Item 3.      Defaults Upon Senior Securities                                                              8

      Item 4.      Submission of Matters to a Vote of Security Holders                                          8

      Item 5.      Other Information                                                                            8

      Item 6.      Exhibits and Reports on Form 8-K                                                             8

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

UNITED AMERICAS BANKSHARES, INC.

Consolidated Balance Sheet
March 31, 2000
(Unaudited)

                                     Assets
                                     ------
Cash and due from banks                                                $    242,586
Federal funds sold                                                        3,890,000
                                                                       ------------
         Cash and cash equivalents                                        4,132,586

Investment securities available for sale                                  8,540,510
Other investments                                                           364,200
Loans, net                                                                2,948,801
Premises and equipment, net                                               1,448,378
Accrued interest receivable and other assets                                176,959
                                                                       ------------
         Total Assets                                                  $ 17,611,434
                                                                       ============

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Liabilities:
      Deposits:
         Noninterest-bearing                                           $    757,030
         Interest-bearing                                                 6,390,214
                                                                       ------------
       Total deposits                                                     7,147,244

      Accrued interest payable and other liabilities                         24,769
                                                                       ------------
         Total liabilities                                             $  7,172,013
                                                                       ------------

Stockholders' equity:
      Preferred stock, no par value, 1,500,000 shares authorized;
         no shares issued and outstanding                              $       --
      Common stock, no par value; authorized
         5,000,000 shares; issued and outstanding
         1,200,000 shares                                                      --
      Additional paid-in capital                                         11,535,961
      Accumulated deficit                                                (1,024,493)
      Unrealized loss on securities available for sale, net of tax          (72,047)
                                                                       ------------

         Total stockholders' equity                                      10,439,421
                                                                       ------------

         Total Liabilities and Stockholders' Equity                    $ 17,611,434
                                                                       ============



See accompanying notes to consolidated financial statements.

UNITED AMERICAS BANKSHARES, INC.

Consolidated Statements of Operations
(Unaudited)

                                                                         For the Three Months Ended March 31,
                                                                                2000                1999
--------------------------------------------------------------------------------------------------------------
Interest income:
      Interest and fees on loans                                             $  34,025           $    --
      Interest on federal funds sold                                            51,401                --
      Investment securities                                                    118,652                --
                                                                             ---------           ---------
Total interest income                                                          204,078                --
                                                                             ---------           ---------

Interest expense:
      Deposits                                                                  38,387                --
      Other borrowings                                                            --                 5,695
                                                                             ---------           ---------
                Total interest expense                                          38,387               5,695
                                                                             ---------           ---------

      Net interest income (expense)                                            165,691              (5,695)

Provision for loan losses                                                       31,000                --
                                                                             ---------           ---------
      Net interest income (expense) after provision for loan losses            134,691              (5,695)
                                                                             ---------           ---------

Other income:
      Service charges on deposit accounts                                        9,921                --
      Other operating income                                                     2,178                --
                                                                             ---------           ---------
                Total other income                                              12,099                --
                                                                             ---------           ---------

Other expense:
      Salaries and other personnel expense                                     176,883             122,132
      Net occupancy and equipment expense                                       38,476               7,890
      Other operating expense                                                  100,497              94,574
                                                                             ---------           ---------

                Total other expense                                            315,856             224,596
                                                                             ---------           ---------

                Net loss                                                     $(169,066)          $(230,291)
                                                                             =========           =========

Loss per common share based on average  outstanding
  shares of 1,200,000 in 2000 and 1999:
      Net loss per share                                                     $    0.14           $    0.19
                                                                             =========           =========



See accompanying notes to consolidated financial statements.

UNITED AMERICAS BANKSHARES, INC.
Consolidated Statements of Cash Flows
(Unaudited)

                                                                                  For the Three Months Ended March 31,
                                                                                          2000                1999
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net loss                                                                        $      --             $(169,066)
         Adjustments  to  reconcile  net  loss to net
           cash  used  by  operating  activities:
              Provision for loan losses                                                    31,000                --
              Depreciation, amortization and accretion                                     (1,400)               --
              Gain on paydowns of investment securities                                       (59)               --
              Change in:
                Accrued interest receivable and other assets                              (26,630)               --
                Accrued interest payable and other liabilities                            (16,905)               --
                                                                                      -----------           ---------

                         Net cash used by operating activities                           (183,060)           (230,291)
                                                                                      -----------           ---------

Cash flows from investing activities:
      Proceeds from sales, maturities and paydowns
           of investment securities available for sale                                  1,008,143                --
      Purchases of investment securities available for sale                            (2,861,477)               --
      Purchases of other investments                                                      (34,200)               --
      Change in loans                                                                  (2,831,955)               --
      Purchases of premises and equipment                                                (122,837)             (3,081)
      Increase in deposits in other banks                                                    --               (75,194)
                                                                                      -----------           ---------

                        Net cash used by investing activities                          (4,842,326)            (78,275)
                                                                                      -----------           ---------


Cash flows from financing activities:
      Net change in deposits                                                            4,434,460                --
      Proceeds from note payable                                                             --               320,000
                                                                                      -----------           ---------

                         Net cash provided by financing activities                      4,434,460             320,000
                                                                                      -----------           ---------

Net change in cash and cash equivalents                                                  (590,926)             11,434

      Cash and cash equivalents at beginning of the period                              4,723,512                --
                                                                                      -----------           ---------

Cash and cash equivalents at end of period                                            $ 4,132,586           $  11,434
                                                                                      ===========           =========

Noncash investing activities:
      Change in unrealized loss on securities available for sale, net of tax          $   (34,898)          $    --

Cash paid during the period for interest                                              $    52,780           $   5,695




      See accompanying notes to consolidated financial statements.

UNITED AMERICAS BANKSHARES, INC.
Notes to Consolidated Financial Statements
(Unaudited)

(1)   Organization and Basis of Presentation
      --------------------------------------

      United Americas Bankshares, Inc. (the "Company"), a bank holding company, owns 100% of the outstanding common stock of United Americas Bank, National Association (the "Bank"), which operates in the Atlanta, Georgia area. The Bank opened for business on September 20, 1999, and prior to that date activities of the Company were devoted solely to securing banking facilities, raising capital and procuring management and other personnel.

      The consolidated financial statements include the accounts of the Company and the Bank. All intercompany accounts and transactions have been eliminated in consolidation.

      The interim financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented. All such adjustments are of a normal recurring nature. The results of operations for the period ended March 31, 2000 are not necessarily indicative of the results of a full year's operations.

      The  accounting  principles  followed  by the  Company  and the methods of applying  these  principles  conform with  generally  accepted  accounting principles ("GAAP") and with general practices within the banking industry. In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ significantly from those estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determinations of the allowance for loan losses, the valuation of real estate acquired in connection with or in lieu of foreclosure on loans, and valuation allowances associated with deferred tax assets, the recognition of which are based on future taxable income.

Item 2.
                        UNITED AMERICAS BANKSHARES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

               For the Three Months Ended March 31, 2000 and 1999

FINANCIAL CONDITION

      Total assets at March 31, 2000 were $17,611,434 representing a $4,213,592 (31%) increase from December 31, 1999. Deposits increased $4,434,460 (163%) from December 31, 1999. Loans increased $2,800,955 (1,895%). The allowance for loan losses at March 31, 2000 totaled $31,000, representing 1.04% of total loans. At December 31, 1999 the Bank had no loan loss allowance due to the size of the loan portfolio. Cash and cash equivalents decreased $590,926 from December 31, 1999, as a result of the items presented in the consolidated statement of cash flows.

      There were no related party loans or other loans which were considered nonperforming at March 31, 2000.

RESULTS OF OPERATIONS

      For the three months ended March 31, 2000, the Bank's yield on earning assets has been 6.49%. The cost of funding sources for the three month period ended March 31, 2000, was 4.45%. While net interest spread is 2.04%, net interest margin, which considers the effect of non-interest bearing deposits, was 5.26%.

CAPITAL

      The following tables present United Americas Bankshares, Inc.'s regulatory capital position at March 31, 2000:

       Risk-Based Capital Ratios
       -------------------------

       Tier 1 Tangible Capital, Actual                              146.31%
       Tier 1 Tangible Capital minimum requirement                    4.00%
                                                                    -------
       Excess                                                       142.31%
                                                                    =======

       Total Capital, Actual                                        146.75%
       Total Capital minimum requirement                              8.00%
                                                                    -------

       Excess                                                       138.75%
                                                                    =======


       Leverage Ratio
       --------------

       Tier 1 Tangible Capital to adjusted total assets
          ("Leverage Ratio")                                         71.57%
       Minimum leverage requirement                                   3.00%
                                                                    -------

       Excess                                                        68.57%
                                                                    =======

PART II.  OTHER INFORMATION

UNITED AMERICAS BANKSHARES, INC.



Item 1.  Legal Proceedings
         -----------------

         None

Item 2.  Changes in Securities
         ---------------------]

         None

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None

Item 5.  Other Information
         -----------------

         None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         Exhibit 27 - Financial Data Schedule

         Reports on Form 8-K - None

UNITED AMERICAS BANKSHARES, INC.

SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       UNITED AMERICAS BANKSHARES, INC.




                                       By: /s/ Vincent D. Cater
                                          Vincent D. Cater
                                          President and Chief Executive Officer

                                       Date:  May 15, 2000



                                       By: /s/ Jorge L. Forment
                                          Jorge L. Forment
                                          Chief Financial Officer

                                       Date:  May 15, 2000

                                 EXHIBIT INDEX
                                 -------------


Exhibit
   No.         Description
-------        -----------

   27          Financial Data Schedule