Form 10QSB
period 2000-06-30
UNITED AMERICAS BANKSHARES INC
filed 2000-08-14
CIK 1084915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Transition Period from _______ to

                        Commission file number 333-77593

                        United Americas Bankshares, Inc.
             (Exact name of registrant as specified in its charter)

          Georgia                                       58-2399917
--------------------------------            ------------------------------------
    (State of Incorporation)                (I.R.S. Employer Identification No.)

      3789 Roswell Road
      Atlanta, Georgia                                    30342
---------------------------------           ------------------------------------
(Address of principal executive                         (Zip Code)
          offices)


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

YES  X    NO
    ---      ---

Common stock, no par value:  1,200,000 shares outstanding as of  August 1, 2000

                  Transitional Small Business Disclosure Format
                                   (check one)
                                  Yes      No  X
                                      ---     ---

                        UNITED AMERICAS BANKSHARES, INC.

INDEX

                                                                                                         Page No.
____________________________________________________________________________________________________________________
PART I             FINANCIAL INFORMATION

      Item 1.      Financial Statements

                   Consolidated Balance Sheet (unaudited) at June 30, 2000                                      3

                   Consolidated Statements of Operations (unaudited) for the Three and Six
                     Months Ended June 30, 2000 and 1999                                                        4

                   Consolidated Statements of Comprehensive Income (unaudited) for the Six
                     Months Ended June 30, 2000 and 1999                                                        5

                   Consolidated Statements of Cash Flows (unaudited) for the Six
                     Months Ended June 30, 2000 and 1999                                                        6

                   Notes to Consolidated Financial Statements (unaudited)                                       7

      Item 2.      Management's Discussion and Analysis of Financial Condition and
                     Results of Operations                                                                      8

PART II.           OTHER INFORMATION

      Item 4.      Submission of Matters to a Vote of Security Holders                                          9

      Item 6.      Exhibits and Reports on Form 8-K                                                             9

SIGNATURES                                                                                                      10


This Report contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places in this Report and include all statements regarding the intent, belief, or current expectations of the Company, its directors, or its officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy; and (iv) the declaration and payment of dividends. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein and those factors discussed in detail in the Company's filings with the Securities and Exchange Commission.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

UNITED AMERICAS BANKSHARES, INC.
Consolidated Balance Sheet
June 30, 2000
(Unaudited)

                                     Assets
                                     ------
Cash and due from banks                                                   $   330,587
Federal funds sold                                                            965,000
                                                                          -----------

Cash and cash equivalents                                                   1,295,587

Investment securities available for sale                                    8,513,915
Other investments                                                             364,200
Loans, net                                                                  6,790,292
Premises and equipment, net                                                 1,437,201
Accrued interest receivable and other assets                                  248,668
                                                                          -----------

                                                                          $18,649,863
                                                                          ===========
                      Liabilities and Stockholders' Equity
                      ------------------------------------
Liabilities:

Deposits:

Noninterest-bearing                                                       $   959,043
Interest-bearing                                                            4,335,579
                                                                          -----------

Total deposits                                                              5,294,622

Repurchase agreements                                                       3,000,000
Accrued interest payable and other liabilities                                 93,222
                                                                          -----------

Total liabilities                                                           8,387,844
                                                                          -----------
Stockholders' equity:
Preferred stock, no par value, 1,500,000 shares authorized;
   no shares issued and outstanding                                              -
Common stock, no par value; authorized 5,000,000 shares;
   issued and outstanding 1,200,000 shares                                       -
Additional paid-in capital                                                 11,535,961
Accumulated deficit                                                        (1,192,163)
Unrealized loss on securities available for sale, net of tax                  (81,779)
                                                                          -----------

Total stockholders' equity                                                 10,262,019
                                                                          -----------

                                                                          $18,649,863
                                                                          ===========
See accompanying notes to consolidated financial statements.

UNITED AMERICAS BANKSHARES, INC.

Consolidated Statements of Operations
(Unaudited)

                                                          For the Three Months Ended          For the Six Months Ended
                                                                   June 30,                            June 30,
                                                       -------------------------------       ----------------------------
                                                           2000               1999              2000               1999
                                                           ----               ----              ----               ----
Interest income:
Interest and fees on loans                               $ 142,270               -             176,295                -
Interest on federal funds sold                              19,471               -              70,872                -
Investment securities                                      147,319               -             265,971                -
                                                          --------           -------          --------           ---------

Total interest income                                      309,060               -             513,138                -
                                                          --------           -------          --------           ---------
Interest expense:

Deposits                                                    59,102               -              97,489                -
Other borrowings                                            13,459            16,472            13,459              22,167
                                                          --------           -------          --------           ---------

Total interest expense                                      72,561            16,472           110,948              22,167
                                                          --------           -------          --------           ---------

Net interest income (expense)                              236,499           (16,472)          402,190             (22,167)
Provision for loan losses                                   49,000               -              80,000                -
                                                          --------           -------          --------           ---------
Net interest income (expense) after
  provision for loan losses                                187,499           (16,472)          322,190             (22,167)
                                                          --------           -------          --------           ---------

Other income:
Service charges on deposit accounts                         12,464               -              22,385                -
Other operating income                                       4,798               -               6,976                -
                                                          --------           -------          --------           ---------

Total other income                                          17,262               -              29,361                -
                                                          --------           -------          --------           ---------

Other expense:
Salaries and other personnel expense                       204,731            16,334           381,614             138,466
Net occupancy and equipment expense                         45,203             1,177            83,679               9,067
Other operating expense                                    122,497            (2,095)          222,994              92,479
                                                          --------           -------          --------           ---------

Total other expense                                        372,431            15,416           688,287             240,012
                                                          --------           -------          --------           ---------

Net loss                                                 $(167,670)          (31,888)         (336,736)           (262,179)
                                                          ========           =======          ========           =========

Loss per common share based on average outstanding
   shares of 1,200,000 in 2000 and 1999:
Net loss per share                                       $   (0.14)            (0.03)            (0.28)              (0.22)
                                                          ========           =======          =========          =========

See accompanying notes to consolidated financial statements.

                        UNITED AMERICAS BANKSHARES, INC.

                       Statements of Comprehensive Income

                For the Six Months Ended June 30, 2000 and 1999

                                   (Unaudited)

                                                                             2000          1999
                                                                             ----          ----

Net loss                                                                  $ (336,736)     (262,179)
                                                                             -------       -------
Other comprehensive income, net of tax:

Unrealized gains (losses) on investment
   securities available-for-sale:

Unrealized losses arising during the period                                  (67,621)         -

Less income tax expense related to these
   unrealized losses arising during the period                                22,991          -
                                                                            --------       -------

Other comprehensive income                                                   (44,630)          -
                                                                            --------       -------

Comprehensive income (loss)                                               $ (381,366)     (262,179)
                                                                             =======       =======

   See accompanying notes to consolidated financial statements.

UNITED AMERICAS BANKSHARES, INC.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2000 and 1999
(Unaudited)

                                                                                       2000             1999
                                                                                       ----             ----

Net loss                                                                           $  (336,736)       (262,179)
Adjustments to reconcile net loss to net
  cash used by operating activities:
Provision for loan losses                                                               80,000            -
Depreciation, amortization and accretion                                                  (238)           -
Gain on paydowns of investment securities                                                 (544)           -
Change in:
    Accrued interest receivable and other assets                                       (90,339)         57,773
    Deferred costs                                                                        -           (430,000)
    Accrued interest payable and other liabilities                                      51,549         466,826
                                                                                    ----------      ----------

Net cash used by operating activities                                                 (296,308)       (167,580)
                                                                                    ----------      ----------

Cash flows from investing activities:
Proceeds from maturities and paydowns
   of investment securities available for sale                                       1,040,723            -
Purchases of investment securities available for sale                               (2,861,477)           -
Purchases of other investments                                                         (34,200)           -
Change in loans                                                                     (6,722,446)           -
Purchases of premises and equipment                                                   (136,055)     (1,035,995)
                                                                                    ----------      ----------

Net cash used by investing activities                                               (8,713,455)     (1,035,995)
                                                                                    ----------      ----------

Cash flows from financing activities:
Net change in deposits                                                               2,581,838            -
Change in repurchase agreements                                                      3,000,000            -
Proceeds from note payable                                                                -          1,206,084
Proceeds from issuance of common stock                                                    -                200
                                                                                    ----------      ----------

Net cash provided by financing activities                                            5,581,838       1,206,284
                                                                                    ----------      ----------

Net change in cash and cash equivalents                                             (3,427,925)          2,709

Cash and cash equivalents at beginning of the period                                 4,723,512           6,557
                                                                                    ----------      ----------

Cash and cash equivalents at end of period                                           1,295,587           9,266
                                                                                    ==========      ==========

Noncash investing activities:
Change in unrealized loss on securities available for sale, net of tax              $   44,630            -

Cash paid during the period for interest                                            $   63,809          22,167


      See accompanying notes to consolidated financial statements.

UNITED AMERICAS BANKSHARES, INC.
Notes to Consolidated Financial Statements
(Unaudited)

(1)   Organization and Basis of Presentation
      --------------------------------------
      United Americas Bankshares, Inc. (the "Company"), a Georgia bank holding company, owns 100% of the outstanding common stock of United Americas Bank, NA (the "Bank"), which operates in the Atlanta, Georgia area. The Bank opened for business on September 20, 1999, and prior to that date activities of the Company were devoted solely to securing banking facilities, raising capital, and procuring management and other personnel.

      The consolidated financial statements include the accounts of the Company and the Bank. All intercompany accounts and transactions have been eliminated in consolidation.

      The interim financial statements included herein are unaudited but reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented. All such adjustments are of a normal recurring nature. The results of operations for the period ended June 30, 2000 are not necessarily indicative of the results of a full year's operations.

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

(2)   Stock Option Plan
      -----------------
      Effective May 31, 2000, the Company's shareholders approved an amendment to the Company's 1999 Stock Option Incentive Plan to increase the number of shares authorized under the Plan from 50,000 shares to 120,000 shares.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AT JUNE 30, 2000 COMPARED TO DECEMBER 31, 1999

      Total assets at June 30, 2000 were $18,649,863 representing a $5,252,021 (39%) increase from December 31, 1999. Deposits increased $2,581,838 (95%) from December 31, 1999. Net loans increased $6,642,446 (4,493%). The allowance for loan losses at June 30, 2000 totaled $80,000, representing 1.16% of total loans. At December 31, 1999, the Bank had no loan loss allowance due to the size of the loan portfolio. Cash and cash equivalents decreased $3,427,925 from December 31, 1999, as a result of the items presented in the consolidated statement of cash flows. All of these changes resulted principally from the Bank's growth since its opening.

      There were no related party loans or other loans which were considered nonperforming at June 30, 2000.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000

      For the six months ended June 30, 2000, the Bank's yield on earning assets has been 7.3%. The cost of funding sources for the six-month period ended June 30, 2000, was 3.3%. The net interest spread is 4.1%; the net interest margin, which considers the effect of noninterest-bearing deposits, was 5.8%.

CAPITAL

      The following presents United Americas Bankshares, Inc.'s regulatory capital position at June 30, 2000:

      Risk-Based Capital Ratios
      -------------------------

      Tier 1 Tangible Capital, actual                                    105.09%
      Tier 1 Tangible Capital minimum requirement                          4.00%
                                                                         ------
      Excess                                                             101.09%
                                                                         ======

      Total Capital, actual                                              105.93%
      Total Capital minimum requirement                                    8.00%
                                                                         ------

      Excess                                                              97.93%
                                                                         ======


     Leverage Ratio
     --------------

     Tier 1 Tangible Capital to adjusted total assets
                                                                          63.57%
     Minimum leverage requirement                                          3.00%
                                                                         ------

     Excess                                                               60.57%
                                                                         ======

PART II.  OTHER INFORMATION

UNITED AMERICAS BANKSHARES, INC.


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         (a) The Company's Annual Meeting of Stockholders was held on May 31, 2000.
         (b)  The directors elected at the meeting were:

                                  SHARES VOTED

DIRECTORS                           FOR                 AGAINST          ABSTENTIONS/NON-VOTES
Vincent D. Cater                  887,755                 None                  none
Salvador Diaz-Verson              887,755                 None                  none
Alex E. Suarez                    887,755                 None                  none
Reinaldo Pascual                  887,755                 None                  none
Luis A. Caceres                   887,755                 None                  none
Rene M. Diaz                      887,755                 None                  none
Norberto Sanchez                  887,755                 None                  none
Ignacio Luis Taboada              887,755                 None                  none
Filiberto Prieto                  887,755                 None                  none
Sam Zamarripa                     887,755                 None                  none


         (c) Other matters voted upon at the meeting and the results of those votes were as follows:

             Approval of the amendment to the Company's 1999 Stock Option Incentive Plan to increase the number of shares authorized under the plan from 55,000 shares to 120,000 shares.


                                  SHARES VOTED

        FOR                   AGAINST                  ABSTENTIONS/NON-VOTES
      620,350                  23,200                         244,205



              The foregoing matters are described in detail in the Company's proxy statement dated April 27, 2000 for the 2000 Annual Meeting of Stockholders.


Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits       Description
               --------       -----------

                  27          Financial Data Schedule (for SEC use only)

         (b)   Reports on Form 8-K:

               No Reports on Form 8-K were filed during this period.

UNITED AMERICAS BANKSHARES, INC.

SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      UNITED AMERICAS BANKSHARES, INC.



                                      By:  /s/ Vincent D. Cater
                                         ---------------------------------------
                                         President and Chief Executive Officer

                                      Date:    August 14, 2000
                                           -------------------------------------


                                      By:  /s/ Jorge L. Forment
                                         --------------------------------------
                                         Chief Financial Officer

                                      Date:    August 14, 2000
                                           -------------------------------------

                                 EXHIBIT INDEX
                                 -------------

  EXHIBIT NO.            DESCRIPTION
  -----------            -----------

      27                 Financial Data Schedule (for SEC use only)