Form 10QSB
period 2000-09-30
UNITED AMERICAS BANKSHARES INC
filed 2000-11-14
CIK 1084915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Transition Period from ______ to

                        Commission file number 333-77593

                        UNITED AMERICAS BANKSHARES, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

        GEORGIA                                           58-2399917
------------------------                    ------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

   3789 Roswell Road
   Atlanta, Georgia                                         30342
----------------------------------------    ------------------------------------
(Address of principal executive offices)                  (Zip Code)


                                  404-240-0101
                                  ------------
                               (Telephone Number)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES X   NO
                                        -

                  Common stock, no par value: 1,200,000 shares
                       outstanding as of October 16, 2000

                  Transitional Small Business Disclosure Format
                                   (check one)
                                 Yes      No X
                                     --      -

                        UNITED AMERICAS BANKSHARES, INC.

      INDEX

                                                                                             PAGE NO.
                                                                                             --------
PART I.  FINANCIAL INFORMATION

Financial Statements

         Consolidated Balance Sheet (unaudited) at September 30, 2000                            3

         Consolidated Statements of Operations (unaudited) for the Three and Nine
           Months Ended September 30, 2000 and 1999                                              4

         Consolidated Statements of Comprehensive Income (unaudited) for the Nine
           Months Ended September 30, 2000 and 1999                                              5

         Consolidated Statements of Cash Flows (unaudited) for the Nine
           Months Ended September 30, 2000 and 1999                                              6

         Notes to Consolidated Financial Statements (unaudited)                                  7

Management's Discussion and Analysis of Financial Condition and Results of Operations            8


PART II. OTHER INFORMATION

Exhibits and Reports on Form 8-K                                                                 9


SIGNATURES                                                                                      10





This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places in this Report and include all statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy; and (iv) the declaration and payment of dividends. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein and those factors discussed in detail in the Company's filings with the Securities and Exchange Commission.

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                        UNITED AMERICAS BANKSHARES, INC.

                           Consolidated Balance Sheet

                               September 30, 2000
                                   (Unaudited)

                                     ASSETS
                                     ------
Cash and due from banks                                                                     $    903,150
Federal funds sold                                                                             2,000,000
                                                                                              ----------

Cash and cash equivalents                                                                      2,903,150

Investment securities available for sale                                                       8,525,992
Other investments                                                                                364,200
Loans, net                                                                                    12,090,972
Premises and equipment, net                                                                    1,446,705
Accrued interest receivable and other assets                                                     323,683
                                                                                              ----------

                                                                                            $ 25,654,702
                                                                                              ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Liabilities:
  Deposits:
    Noninterest-bearing                                                                     $  3,291,257
    Interest-bearing                                                                          12,156,768
                                                                                              ----------

         Total deposits                                                                       15,448,025

Accrued interest payable and other liabilities                                                   141,606
                                                                                              ----------

         Total liabilities                                                                    15,589,631
                                                                                              ----------

Stockholders' equity:
  Preferred stock, no par value, 1,500,000 shares authorized;
    no shares issued and outstanding                                                                 -
  Common stock, no par value; authorized 5,000,000 shares;
    issued and outstanding 1,200,000 shares                                                          -
  Additional paid-in capital                                                                  11,535,961
  Accumulated deficit                                                                         (1,404,643)
  Unrealized loss on securities available for sale, net of tax                                   (66,247)
                                                                                              ----------

         Total stockholders' equity                                                           10,065,071
                                                                                              ----------

                                                                                            $ 25,654,702
                                                                                              ==========

See accompanying notes to consolidated financial statements.

                        UNITED AMERICAS BANKSHARES, INC.

                      Consolidated Statements of Operations

                                   (Unaudited)

                                                                       For the Three Months           For the Nine Months
                                                                             Ended                          Ended
                                                                          September 30,                  September 30,
                                                                          -------------                  -------------
                                                                       2000           1999            2000           1999
                                                                       ----           ----            ----           ----
Interest income:
Interest and fees on loans                                           $ 245,767          -             422,062          -
Interest on federal funds sold                                          22,008        79,858           92,880        79,858
Investment securities                                                  139,723         1,479          405,694         1,479
                                                                       -------       -------        ---------       -------

        Total interest income                                          407,498        81,337          920,636        81,337
                                                                       -------       -------        ---------       -------

Interest expense:
Deposits                                                               131,123           591          228,612           591
Other borrowings                                                        31,672         6,238           45,131        28,405
                                                                       -------       -------        ---------       -------

        Total interest expense                                         162,795         6,829          273,743        28,996
                                                                       -------       -------        ---------       -------

        Net interest income                                            244,703        74,508          646,893        52,341

Provision for loan losses                                               55,000          -             135,000          -
                                                                       -------       -------        ---------       -------

        Net interest income after provision for loan losses            189,703        74,508          511,893        52,341
                                                                       -------       -------        ---------       -------

Other income:
Service charges on deposit accounts                                     17,586          -              39,971          -
Other operating income                                                   5,274          -              12,250          -
                                                                       -------       -------        ---------       -------

        Total other income                                              22,860          -              52,221          -
                                                                       -------       -------        ---------       -------

Other expense:
Salaries and other personnel expense                                   240,916       136,247          622,530       274,713
Net occupancy and equipment expense                                     56,035        68,211          139,714        77,278
Other operating expense                                                128,092        56,842          351,086       149,321
                                                                       -------       -------        ---------       -------

        Total other expense                                            425,043       261,300        1,113,330       501,312
                                                                       -------       -------        ---------       -------

        Net loss                                                      (212,480)     (186,792)        (549,216)     (448,971)
                                                                       =======       =======        =========       =======

Loss per common share based on average outstanding
Shares of 1,200,000 in 2000 and 1999:
Net loss per share                                                   $    (.18)         (.16)            (.46)         (.37)
                                                                       =======       =======        =========       =======



See accompanying notes to consolidated financial statements.

                        UNITED AMERICAS BANKSHARES, INC.

                       Statements of Comprehensive Income

              For the Nine Months Ended September 30, 2000 and 1999

                                   (Unaudited)

                                                                                   2000             1999
                                                                                   ----             ----
Net loss                                                                        $ (549,216)       (448,971)
                                                                                   -------         -------
Other comprehensive income, net of tax:
  Unrealized gains (losses) on investment
   securities available-for-sale:
     Unrealized losses arising during the period                                   (44,088)         12,214)
     Less income tax expense related to these unrealized losses arising
       during the period                                                            14,990           4,153
                                                                                  --------         -------

Other comprehensive income                                                         (29,098)         (8,061)
                                                                                  --------         -------

Comprehensive income (loss)                                                     $ (578,314)       (457,032)
                                                                                   =======         =======






See accompanying notes to consolidated financial statements.

                        UNITED AMERICAS BANKSHARES, INC.

                      Consolidated Statements of Cash Flows

              For the Nine Months Ended September 30, 2000 and 1999

                                   (Unaudited)

                                                                                                 2000               1999
                                                                                                 ----               ----

Cash flows from operating activities:

    Net loss                                                                               $   (549,216)           (448,971)
    Adjustments to reconcile net loss to net
      cash used by operating activities:
      Provision for loan losses                                                                 135,000                -
      Depreciation, amortization and accretion                                                    1,959                -
      Gain on paydowns of investment securities                                                  (1,052)               -
      Change in:
        Accrued interest receivable and other assets                                           (176,355)            (18,889)
        Accrued interest payable and other liabilities                                           99,933              30,044
                                                                                             ----------          ----------

Net cash used by operating activities                                                          (489,731)           (437,816)
                                                                                             ----------          ----------
Cash flows from investing activities:
Proceeds from maturities and paydowns
    of investment securities available for sale                                               1,079,069                -
      Purchases of investment securities available for sale                                  (2,861,477)         (4,225,756)
      Purchases of other investments                                                            (34,200)               -
      Payment of organizational expenses                                                                          (464,039)
      Change in loans                                                                       (12,078,126)               -
      Purchases of premises and equipment                                                      (171,138)         (1,310,024)
                                                                                             ----------          ----------

           Net cash used by investing activities                                            (14,065,872)         (5,999,819)
                                                                                             ----------          ----------

Cash flows from financing activities:
    Net change in deposits                                                                   12,735,241             790,912
    Repayment of line of credit                                                                                    (255,347)
    Proceeds from issuance of common stock                                                         -             12,000,000
                                                                                             ----------          ----------

Net cash provided by financing activities                                                    12,735,241          12,535,565
                                                                                             ----------          ----------

Net change in cash and cash equivalents                                                      (1,820,362)          6,097,930

Cash and cash equivalents at beginning of the period                                          4,723,512               6,557
                                                                                             ----------          ----------

Cash and cash equivalents at end of period                                                 $  2,903,150           6,104,487
                                                                                             ==========          ==========

Noncash investing activities:
    Change in unrealized loss on securities available for sale, net of tax                 $     29,098               8,061

Cash paid during the period for interest                                                   $    177,976              28,406



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

      The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

      The interim financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the results of a full year's operations.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION AT SEPTEMBER 30, 2000 COMPARED TO DECEMBER 31, 1999

      Total assets at September 30, 2000 were $25,654,702 representing a $12,256,860 (91%) increase from December 31, 1999. Deposits increased $12,735,241 (469%) from December 31, 1999. Net loans increased $11,943,126
(8,078%). The allowance for loan losses at September 30, 2000, totaled $135,000, representing 1.10% of total loans. At December 31, 1999, United Americas Bank had no loan loss allowance due to the size of the loan portfolio. Cash and cash equivalents decreased $1,820,362 from December 31, 1999, as a result of the items presented in the consolidated statement of cash flows and described below. All of these changes resulted principally from United Americas Bank's growth since its opening.

      There were no related party loans or other loans which were considered nonperforming at September 30, 2000.

      The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Operating activities used $490 million in cash during the nine months ended September 30, 2000. Investing activities used $14.1 million in cash during the same nine months primarily because of a $12.1 million increase in loans. Financing activities provided $12.7 million of cash during the nine months ended September 30, 2000 solely due to an increase in deposits.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

      For the nine months ended September 30, 2000, United Americas Bank's yield on earning assets was 7.8%. The cost of funding sources for the nine-month period ended September 30, 2000, was 5.5%. Net interest spread was 2.3%, and net interest margin, which considers the effect of noninterest-bearing deposits, was 5.46%.

CAPITAL

      The following presents United Americas Bank's regulatory capital position at September 30, 2000:

Risk-Based Capital Ratios
-------------------------

      Tier 1 Tangible Capital, actual                               58.42%
      Tier 1 Tangible Capital minimum requirement                    3.00%
                                                                    -----

      Excess                                                        55.42%
                                                                    =====

      Total Capital, actual                                         59.22%
      Total Capital minimum requirement                              8.00%
                                                                    -----

      Excess                                                        51.22%
                                                                    =====


Leverage Ratio
--------------

      Tier 1 Tangible Capital to adjusted total assets              55.33%
      Minimum leverage requirement                                   3.00%
                                                                    -----

      Excess                                                        52.33%
                                                                    =====

                           PART II. OTHER INFORMATION

                        UNITED AMERICAS BANKSHARES, INC.


Exhibits and Reports on Form 8-K
--------------------------------

      (a)  Exhibits
           --------

           Exhibit 27 - Financial Data Schedule (for SEC use only)

      (b)  Reports on Form 8-K
           -------------------

           There were no 8-K filings during the quarter.

                        UNITED AMERICAS BANKSHARES, INC.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 UNITED AMERICAS BANKSHARES, INC.



                                 By:  /s/ Vincent D. Cater
                                    ------------------------------------------
                                    Vincent D. Cater
                                    President and Chief Executive Officer

                                 Date: November 14, 2000
                                      ----------------------------------------


                                 By:  /s/ Jorge L. Forment
                                    ------------------------------------------
                                    Jorge L. Forment
                                    Chief Financial Officer

                                 Date: November 14, 2000
                                      ----------------------------------------